Form 10-Q
period 1998-10-03
TALON AUTOMOTIVE GROUP INC
filed 1998-11-13
CIK 1061800

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                         --------  ---------


COMMISSION FILE NO. 333-56461

                               TALON AUTOMOTIVE GROUP, INC
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                      38-3382174
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

     900 WILSHIRE DRIVE, SUITE 203, TROY, MICHIGAN         48084
          (Address of principal executive offices)       (Zip Code)

                                 (248) 362-7600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes                              No     x
                   ----------                      ----------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares Outstanding
                          Class                   at October 31, 1998
               -----------------------------      -------------------
               Class A Voting Common Stock                  4,074
               Class B Non-Voting Common Stock            158,853


                        Exhibit Index located at page 10

                     TALON AUTOMOTIVE GROUP, INC. FORM 10 Q




TABLE OF CONTENTS


PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Statements of Operations (unaudited) for the Three Months Ended October 3, 1998 and October 4, 1997

        Consolidated Statements of Operations (unaudited) for the Nine Months Ended October 3, 1998 and October 4, 1997

        Consolidated Balance Sheets at October 3, 1998 (unaudited) and December 31, 1997

        Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended October 3, 1998 and October 4, 1997

        Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended October 3, 1998 and October 4, 1997

        Consolidated Statements of Changes in Shareholders' Equity (unaudited) for the Nine Months Ended October 3, 1998 and October 4, 1997

        Notes to Consolidated Financial Statements (unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II OTHER INFORMATION

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                   THREE MONTHS ENDED:                  NINE MONTHS ENDED:
                                                              -----------------------------      ----------------------------
                                                                October 3,      October 4,         October 3,       October 4,
                                                                   1998            1997              1998             1997
                                                                   ----            ----              ----             ----

Net sales ....................................................  $  55,470        $  32,843         $ 189,656        $ 117,049
Cost of sales ................................................     47,048           29,083           161,035           99,474
                                                                --------------------------         --------------------------

     Gross profit ............................................      8,422            3,760            28,621           17,575

Operating expenses:
     SG&A ...................................................       6,630            4,209            19,873           12,647
     Special compensation ....................................         --               --             1,359               --
                                                                 --------------------------        --------------------------
Income (loss) from operations ................................      1,792             (449)            7,389            4,928

Other expenses (income)
     Interest ................................................      3,337            1,026             8,713            3,110
     Foreign currency ........................................       (213)             140               574               25
     Other ...................................................         --               --              (198)              --
                                                                 --------------------------        --------------------------
Income (loss) before income taxes and extraordinary expenses       (1,332)          (1,615)           (1,700)           1,793

Provision for income taxes ...................................        767             (664)            1,999              222
                                                                 --------------------------        --------------------------
Income (loss) before extraordinary expenses ..................     (2,099)            (951)           (3,699)           1,571

Extraordinary expenses .......................................         --               --               553               --
                                                                 --------------------------        --------------------------

Net Income (loss) ............................................  $  (2,099)       $    (951)       $   (4,252)       $   1,571
                                                                ============================      ===========================







                            See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                      OCTOBER 3,       DECEMBER 31,
                                                                         1998              1997
                                                                     -------------     ------------
                            ASSETS                                    UNAUDITED
CURRENT ASSETS
     Cash and cash equivalents.....................................     $   5,727       $  1,233
     Accounts receivable, less allowance of $252 ($267 in 1997) ...        36,023         36,021
     Inventory ....................................................        24,218         19,347
     Prepaid expenses .............................................         1,862          2,765
                                                                        ---------       --------
          Total current assets ....................................        67,830         59,366

Property, plant and equipment .....................................       101,702         94,194
     Less accumulated depreciation ................................        38,556         31,723
                                                                        ---------      ---------
     Net property, plant and equipment ............................        63,146         62,471

Goodwill, less amortization of $1,289 ($465 in 1997)...............        41,123         43,298
Deferred financing costs, less amortization of $228 ($187 in 1997).         5,111            680
Other assets ......................................................           382            679
                                                                        ---------      ---------

                                                                        $ 177,592       $166,494
                                                                        =========      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank line of credit ..........................................     $      --        $   2,651
     Accounts payable .............................................        28,632           31,043
     Accrued liabilities ..........................................        17,089            9,472
     Deferred tooling revenue .....................................            57            1,423
     Current portion of capital leases.............................           903              720
     Current portion of long term debt.............................            --           33,463
                                                                        ---------        ---------
          Total current liabilities ...............................        46,681           78,772

Long term debt ....................................................       130,213           67,844
Capital leases ....................................................         2,371            2,637
Other liabilities .................................................           343            1,276
Deferred income taxes .............................................         1,483            1,364
                                                                        ---------        ---------

          Total liabilities .......................................       181,091          151,893
                                                                        ---------        ---------

SHAREHOLDER'S EQUITY
     Common stock .................................................         1,250            1,250
     Paid in capital ..............................................         1,413            1,413
     Retained earnings ............................................         7,915           12,168
     Distributions ................................................       (12,037)              --
     Accumulated translation adjustment ...........................        (2,040)            (230)
                                                                        ---------        ---------
                                                                           (3,499)          14,601
                                                                        ---------        ---------

                                                                        $ 177,592        $ 166,494
                                                                        =========        =========

                            See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                                                  THREE MONTHS ENDED:         NINE MONTHS ENDED:
                                                                                ------------------------   ------------------------
                                                                                 October 3,   October 4,   October 3,     October 4,
                                                                                   1998          1997         1998           1997
                                                                                   ----          ----         ----           ----
OPERATING ACTIVITIES
Net Income (loss) ............................................................. $  (2,099)  $    (951)     $ (4,252)    $   1,571

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation .............................................................     2,453       1,270         7,203         3,771
     Amortization .............................................................       180         115           964           332
     Other non-cash expenses ..................................................        50          (1)          254            (3)
     Gain on sale of assets ...................................................        --          --          (198)           --

Changes in operating assets and liabilities:
     Accounts receivable ......................................................    (2,725)      7,690            (2)        2,328
     Inventories ..............................................................    (4,648)      4,224        (4,871)      (20,897)
     Prepaids .................................................................       648        (847)          903          (849)
     Other assets .............................................................      (340)       (683)          269        (1,295)
     Accounts payable .........................................................    (1,346)     (3,687)       (2,200)        2,236
     Accrued liabilities ......................................................     3,733       4,107         7,785         6,574
     Deferred tooling revenue .................................................        (3)     (5,016)       (1,381)        9,689
                                                                                ----------------------     -----------------------

Net cash provided by (used in) operating activities ...........................    (4,097)      6,221         4,474         3,457

INVESTING ACTIVITIES
     Net fixed asset additions ................................................    (3,829)     (2,562)       (8,009)       (5,793)
     Proceeds from sale of equipment ..........................................        --          --           327            --
                                                                                ----------------------     -----------------------
Net cash used in investing activities .........................................    (3,829)     (2,562)       (7,682)       (5,793)

FINANCING ACTIVITIES
     Proceeds from long term debt .............................................     8,516       1,301       129,683        21,212
     Payments on long term debt................................................    (2,160)     (3,167)     (103,434)      (16,651)
     Deferred financing costs .................................................      (435)         24        (4,701)         (159)
     Distributions ............................................................        --        (264)      (12,037)       (1,417)
                                                                                ----------------------     -----------------------
Net cash provided by (used in) financing activities ...........................     5,921      (2,106)        9,511         2,985

Translation adjustment ........................................................    (1,203)        (33)       (1,810)         (219)
                                                                                ----------------------     -----------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS........................................    (3,208)      1,520         4,493           430
CASH AND CASH EQUIVALENTS
Beginning of period ...........................................................     8,935          --         1,234         1,090
                                                                                ----------------------     -----------------------
End of period ................................................................. $   5,727   $   1,520      $  5,727     $   1,520
                                                                                ======================     =======================

                            See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                       NINE MONTHS ENDED OCTOBER 4, 1997
                                    ------------------------------------------------------------------------
                                                                       ACCUMULATED
                                      COMMON     PAID-IN    RETAINED   TRANSLATION             COMPREHENSIVE
                                      STOCK      CAPITAL    EARNINGS   ADJUSTMENT     TOTAL       INCOME
                                      -----      -------    --------   ----------     -----       ------


Balance at January 1, 1997 ...      $  1,150     $    538    $ 12,789   $   (76)    $ 14,401

Net income ...................                                  1,571                  1,571       1,571
Foreign currency translation                                               (218)        (218)       (218)
Tax benefit ..................                                                                        79
                                                                                                ---------

Comprehensive income .........                                                                  $  1,432
                                                                                                =========
Distribution to shareholders..                                 (1,417)                (1,417)

                                    ---------------------------------------------------------
Balance at October 4, 1997          $  1,150     $    538    $ 12,943   $  (294)    $ 14,337
                                    =========================================================



                                                       NINE MONTHS ENDED OCTOBER 3, 1998
                                    ------------------------------------------------------------------------
                                                                      ACCUMULATED
                                     COMMON     PAID-IN    RETAINED   TRANSLATION              COMPREHENSIVE
                                      STOCK     CAPITAL    EARNINGS   ADJUSTMENT     TOTAL        INCOME
                                      -----     -------    --------   ----------     -----        ------
Balance at January 1, 1998 ...      $  1,250     $  1,413    $ 12,168   $  (230)    $ 14,601

Net loss .....................                                 (4,252)                (4,253)     (4,253)
Foreign currency translation..                                           (1,810)      (1,810)     (1,810)
Tax Benefit ..................                                                                       652
                                                                                                ---------

Comprehensive income .........                                                                    (5,411)
                                                                                                =========
Distribution to shareholders                                  (12,037)               (12,037)

                                    ---------------------------------------------------------
Balance at October 3, 1998 ...      $  1,250     $  1,413    $ (4,121)  $(2,040)    $ (3,499)
                                    =========================================================



                            See accompanying notes.

                             TALON AUTOMOTIVE GROUP

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 (IN THOUSANDS)



1.   ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Talon Automotive Group, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and account balances have been eliminated in combination.

The nine month period ended October 3, 1998 consists of 276 days and is consistent with the prior year. The Company reports quarterly financial information in thirteen-week increments and ends each respective quarter on the Saturday following the thirteenth week with the fiscal year ending December 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 3, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   EFFECT OF ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has elected to adopt the requirements of this standard effective December 31, 1997.

In 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. The Statement supersedes Statement No. 14 and establishes standards for the way public business enterprises report selected information about operating segments in annual reports and interim financial reports issued to debtholders. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating and has not determined the impact of this standard, if any.

In 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because the Company does not use derivative instruments and currently does not engage in hedging activities, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

                             TALON AUTOMOTIVE GROUP

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 (IN THOUSANDS)



3.   INVENTORIES

Inventory is comprised of the following at:

                                                    OCTOBER 3,     DECEMBER 31,
                                                       1998            1997
                                                       ----            ----
                                                  UNAUDITED
Raw material                                      $   6,318          $   5,031
Work in process                                       4,648              3,996
Finished goods                                        3,710              3,992
Pre-production tooling                                9,542              6,328
                                              ----------------------------------
Total Inventory                                   $  24,218          $  19,347
                                              ==================================


4.   COMMITMENTS AND CONTINGENCIES

As of October 3, 1998, there were no significant changes to the status of commitments and contingencies presented in the footnotes to the financial statements for the fiscal year ended December 31, 1997.

5.   REORGANIZATION

Prior to April 28, 1998 the Company had reported the combined financial statements of Talon Automotive Group, LLC ("Talon"), Hawthorne Metal Products Company ("Hawthorne"), J&R Manufacturing, Inc. ("J&R"), Veltri Metal Products Co., Veltri Holdings Inc., Veltri Holdings No. 2 Inc., Veltri Holdings USA, Inc. and Production Stamping, Inc. ("PSI"). These companies were reorganized into Talon Automotive Group, Inc. on April 28, 1998, in connection with the issuance of senior subordinated notes in the amount of $120,000.

To effect the reorganization, Hawthorne and J&R merged with and into PSI and PSI changed its name to Talon Automotive Group, Inc. ("TAG, Inc."). Immediately thereafter, Talon, which was owned by Hawthorne and J&R, merged up and into PSI. Simultaneously, VS Holdings No. 2 Inc. sold its 1% interest in Veltri Metal Products Co. to Veltri Metal Products Co. VS Holdings No. 2 Inc. then merged with and into VS Holdings Inc., which owned all of the remaining outstanding stock of Veltri Metal Products Co., such that, Veltri Metal Products Co. became a wholly owned subsidiary of VS Holdings Inc. The shareholders of VS Holdings Inc. then exchanged their shares in VS Holdings Inc. for shares in TAG, Inc., and VS Holdings Inc. thereupon became a wholly owned subsidiary of TAG, Inc. Also, immediately thereafter, the shareholders of Veltri Holdings USA, Inc. exchanged their shares in Veltri Holdings USA, Inc. for shares in TAG, Inc., and Veltri Holdings USA, Inc. also became a wholly owned subsidiary of TAG, Inc. The reorganization was accounted for retroactively as if it were a pooling of interest with no change made to the carrying base of the assets and liabilities of the combined entities.

                             TALON AUTOMOTIVE GROUP

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 (IN THOUSANDS)




5.   REORGANIZATION (CONTINUED)

The equity ownership agreement of the Company was restated such that the resultant stock options in TAG, Inc. were equivalent to those currently existing in each of the affiliated companies prior to the reorganization. The deferred compensation agreements of the Company were amended to suspend further allocations of deferred compensation to participants, except up to $300 in additional deferred compensation which can be earned by one participant and annual increases for interest on all vested amounts at the rate of 6% per year.

6.   REFINANCING

On April 28, 1998, the Company completed a refinancing and retired substantially all long-term debt that was outstanding prior to the issuance of the $120,000 aggregate principal amount of senior subordinated notes which mature on May 1, 2008 and bear interest at the fixed rate of 9.625%.

On October 15, 1998, the Company completed an offer to exchange up to $120 million aggregate principal amount of its 9.625% senior subordinated notes due 2008, Series B, for up to $120 million aggregate principal amount of its 9.625% senior subordinated notes due 2008, Series A. All notes were exchanged.

7.   EXTRAORDINARY EXPENSES AND REFINANCING CHARGES

The Company recorded extraordinary and non-recurring expenses totaling $2,517 as a result of the refinancing on April 28, 1998. These expenses were comprised of
(i) a $553 non-recurring extraordinary loss, net of $122 tax benefit, on the early extinguishment of debt, (ii) a $605 non-recurring loss on foreign exchange associated with the retirement of indebtedness and (iii) a $1,359 non-recurring expense under deferred compensation agreements.

8.   SUPPLEMENTAL GUARANTOR INFORMATION

Veltri Metal Products Co., Veltri Holdings, Inc. and Veltri Holdings USA, Inc. (collectively the "Veltri Group") are wholly owned subsidiaries of the Company and constitute all of the direct and indirect subsidiaries of the Company. All members of the Veltri Group have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the senior subordinated indebtedness. In addition, there are no restrictions on the ability of the Veltri Group to transfer funds to the Company in the form of cash dividends, loans or advances, except as follows: (i) pursuant to the Veltri Group purchase agreements among the Veltri Group and its former owners, the Veltri Group agreed not to make any loans or advances to any person (including the Company) until certain earn-out provisions for the former owners have been satisfied; and (ii) pursuant to the senior credit agreement the Veltri Group agreed not to (a) declare or pay any dividends on, or make any other distribution with respect to any shares of capital stock; or (b) make loans, advances or extensions of credit to any person (except for credit sales in the ordinary course of business and loans to affiliates in an aggregate amount not to exceed $15 million at any time outstanding); and (iii) pursuant to the indenture agreement for the Company's senior subordinated notes, the Veltri Group is prohibited from making loans or advances to the Company if a default or event of default shall have occurred under the indenture.

Management does not believe that separate financial statements of each of these members of the Veltri Group are material to investors. Therefore, separate financial statements and other disclosures concerning members of the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:

                                                OCTOBER 3,       DECEMBER 31,
                                                   1998              1997
                                                   ----              ----
                                                 UNAUDITED

   Current assets                               $  27,140         $   25,886
   Non-current assets                              24,597             26,937
   Current liabilities                             12,861             17,546
   Non-current liabilities                         35,858             33,727


                                                      NINE MONTHS ENDED:
                                                  OCTOBER 3,    OCTOBER 4,
                                                   1998              1997
                                                   ----              ----
                                                 UNAUDITED         UNAUDITED

   Net sales                                    $  76,404         $   57,946
   Gross profit                                    15,312              9,536
   Net income                                       2,643                303


9.   RELATED PARTY TRANSACTIONS

The Company has a business services agreement with Talon L.L.C., an affiliate of the Company. For the nine month period ended October 3, 1998 and October 4, 1997, total fees incurred under this agreement amounted to $538 and $862, respectively. Effective April 1, 1998, fees under this agreement were reduced from $1,150 to $500 per year.

The Company also provides certain consulting and administrative services to G&L Industries, Inc. ("G&L"), an affiliate of the Company. For the nine month period ended October 3, 1998 and October 4, 1997, total fees received under this agreement were $245 and $375 respectively. Effective July 1, 1998, fees and services under this agreement were discontinued. Prospectively, the Company intends to provide G&L limited consulting and administrative services and G&L will pay the Company for these services as they are rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production; (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) foreign currency and exchange fluctuations; (vi) factors affecting the ability of the Company or its key suppliers to resolve Year 2000 issues in a timely manner; and (vii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

COMPARISON OF THE THREE MONTH PERIOD ENDED OCTOBER 3, 1998 TO THE THREE MONTH PERIOD ENDED OCTOBER 4, 1997

Net Sales - Net sales for the three month period ended October 3, 1998 ("third quarter 1998") were $55.5 million. This was an increase of approximately $22.6 million or 68.9% as compared to the three month period ended October 4, 1997 ("third quarter 1997"). Approximately 61.4% of this increase is attributable to the Company's acquisition of Production Stamping Inc. ("PSI") in December 1997. The remaining 38.6% of the increase was due to incremental new business in 1998, including business related to the 1998, Chrysler LH Concorde/Intrepid program. In addition, there was a significant amount of model changeover activity in the third quarter 1997 and this had the effect of reducing sales in the prior period. The General Motors strike had the effect of reducing net sales by $7.4 million during the third quarter 1998.

Gross Profit - Gross profit for the third quarter 1998 was $8.4 million or 15.2% of net sales as compared to $3.8 million or 11.4% of net sales for the third quarter 1997. This represents an increase of $4.6 million or 124.0% as compared to the prior year. The increase in gross profit, as a percentage of net sales, was primarily due to operating efficiencies achieved in the third quarter 1998, offset by unabsorbed overhead costs as a result of the General Motors strike. In addition, the gross profit percentage for the third quarter 1997 was reduced as a result of model changeover activity that resulted in unabsorbed overhead costs in the prior period. The General Motors strike had the effect of reducing gross profit by approximately $3.2 million during the third quarter 1998.

Selling, General and Administrative Expenses ("SG&A") - SG&A expenses for the third quarter 1998 were $6.6 million or 12.0% of net sales, compared to $4.2 million or 12.8% of net sales for the third quarter 1997. This represents an increase of $2.4 million or 57.5% as compared to the prior year. Approximately 80.6% of this increase is attributable to the Company's acquisition of PSI. The remaining 19.4% of the increase is related to increased engineering and support costs related to new business awards. The decrease in SG&A, as a percentage of net sales, was a result of a larger sales base to which corporate expenses were allocated.

Interest Expense - Interest expense for the third quarter 1998 was $3.3 million or 6.0% of net sales, compared to $1.0 million or 3.1% of net sales for the third quarter 1997. The increase was attributable to additional borrowings related to the acquisition of PSI in December 1997 and the issuance of $120.0 million of senior subordinated notes on April 28, 1998.

Foreign Currency - The foreign currency gain for the third quarter 1998 was $0.2 million compared to a foreign currency loss of $0.1 million for the third quarter 1997. Foreign currency gains and losses are all attributable to the Company's Canadian operation.

Income Taxes - The provision for income taxes for the third quarter 1998 was $0.8 million or 1.4% of net sales compared to a negative $0.7 million for the third quarter 1997. The Company's income taxes relate solely to its Canadian operations. The effective tax rate for the third quarter 1998 was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

For the third quarter 1998, net cash used by operating activities was a $4.1 million as compared to $6.2 million of net cash from operating activities for the third quarter 1997. The decrease, as compared to the prior year, was the result of losses related to a strike at General Motors and unfavorable changes in working capital between the two periods. The increase in working capital requirements for the third quarter 1998 included an increase in pre-production inventory built during the quarter and an increase in accounts receivable that resulted from higher sales. For the third quarter 1997, working capital requirements were reduced by lower accounts receivable levels as a result of model changeovers.

Net cash used in investing activities totaled $3.8 million for the third quarter 1998, as compared to $2.6 million for the third quarter 1997. Investing activities for the third quarter 1998 and 1997 related to capital expenditures.

Net cash provided by financing activities totaled $5.9 million for the third quarter 1998, compared to $2.1 million used in financing activities for the third quarter 1997. For the third quarter 1998, net proceeds from long-term debt totaled $6.3 million.

For the third quarter 1998, EBITDA was $4.6 million as compared to $0.8 million for the third quarter 1997. For the third quarter 1998, EBITDA was reduced by approximately $3.2 million as a result of the General Motors strike. EBITDA is defined as income from continuing operations before the effect of changes in accounting principles and extraordinary expenses plus interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted non-GAAP financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA measures presented may not be comparable to similarly-titled measures of other companies.

COMPARISON OF THE NINE MONTH PERIOD ENDED OCTOBER 3, 1998 TO THE NINE MONTH PERIOD ENDED OCTOBER 4, 1997

Net Sales - Net sales for the nine month period ended October 3, 1998 ("first nine months of 1998") were $189.7 million. This was an increase of approximately $72.6 million or 62.0% as compared to the nine month period ended October 4, 1997 ("first nine months of 1997"). Approximately 66.7% of this increase is attributable to the Company's acquisition of PSI in December 1997. The remaining 33.3% of the net sales increase was due to new factory-assist business that was awarded in 1998, including business related to the Chrysler NS Minivan and Dodge Neon, and increased volumes and content related to the 1998 Chrysler LH Concorde/Intrepid program. Sales for the first nine months of 1998 were reduced by approximately $10.8 million as a result of the General Motors strike.

Gross Profit - Gross profit for the first nine months of 1998 was $28.7 million or 15.1% of net sales as compared to $17.6 million or 15.0% of net sales for the first nine months of 1997. This represents an increase of $11.1 million or 63.0% as compared to the prior year and is attributable to the increase in sales. The increase in gross profit, as a percentage of net sales, was primarily due to increased sales and operating efficiencies achieved since the prior period, offset by unabsorbed overhead as a result of the General Motors strike. The General Motors strike had the effect of reducing gross profit by approximately $4.8 million during the first nine months of 1998.

Selling, General and Administrative Expenses ("SG&A") - SG&A expenses for the first nine months of 1998 were $19.9 million or 10.5% of net sales, compared to $12.6 million or 10.8% of net sales for the first nine months of 1997. The decrease, as a percentage of net sales, was a result of a larger net sales base to which corporate expenses were allocated.

Special Compensation Expense - Included in the first nine months of 1998 was a special compensation expense related to deferred compensation agreements totaling $1.4 million or 0.7% of net sales. There was no special compensation expense for the first nine months of 1997.

Interest Expense - Interest expense for the first nine months of 1998 was $8.7 million or 4.6% of net sales, compared to $3.1 million or 2.7% of net sales for the first nine months of 1997. The increase in interest expense is attributable to additional borrowings related to the acquisition of PSI in December 1997 and the issuance of $120.0 million of senior subordinated notes on April 28, 1998.

Foreign Currency - The foreign currency loss for the first nine months of 1998 was $0.6 million and was all attributable to the Company's Canadian operation. This was primarily related to a $0.6 million loss on deferred foreign exchange associated with certain debt that was retired as a result of the issuance of senior subordinated notes.

Other income - Other income for the first nine months of 1998 was $0.2 million and related to a gain on the sale of certain assets.

Extraordinary Expenses - Included in the first nine months of 1998 were $0.6 million of extraordinary expenses related to the write-off of certain deferred financing costs on debt that was retired using proceeds from the issuance of senior subordinated notes. There were no extraordinary items in the first nine months of 1997.

Income Taxes - The provision for income taxes for the first nine months of 1998 was $2.0 million or 1.1% of net sales compared to $0.2 million or 0.2% of net sales for the first nine months of 1997. The Company's income taxes relate solely to its Canadian operation. The effective tax rate for the first nine months of 1998 was 40.8% compared to 43.5% for the first nine months of 1997. The decrease in the rate was due to changes in non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Company completed the sale of $120 million of senior subordinated notes due 2008. The interest rate on the notes is 9.625% and the proceeds were primarily used to repay existing indebtedness. On October 15, 1998, the Company completed an offer to exchange these notes for identical registered notes.

Veltri Metal Products Co., Veltri Holdings, Inc. and Veltri Holdings USA, Inc. (collectively the "Veltri Group") are wholly owned subsidiaries of the Company and constitute all of the direct and indirect subsidiaries of the Company. All members of the Veltri Group have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the senior subordinated indebtedness. In addition, there are no restrictions on the ability of the Veltri Group to transfer funds to the Company in the form of cash dividends, loans or advances, except as follows: (i) pursuant to the Veltri Group purchase agreements, among the Veltri Group and its former owners, the Veltri Group agreed not to make any loans or advances to any person (including the Company) until certain earn-out provisions for the former owners have been satisfied; and (ii) pursuant to the senior credit agreement the Veltri Group agreed not to (a) declare or pay any dividends on, or make any other distribution with respect to any shares of capital stock; or (b) make loans, advances or extensions of credit to any person (except for credit sales in the ordinary course of business and loans to affiliates in an aggregate amount not to exceed $15 million at any time outstanding); and (iii) pursuant to the indenture agreement for the Company's senior subordinated notes, the Veltri Group is prohibited from making loans or advances to the Company if a default or event of default shall have occurred under the indenture.

Management does not believe that separate financial statements of each of the members of the Veltri Group are material to investors. Therefore, separate financial statements and other disclosures concerning members of the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown in the Notes to the Consolidated Financial Statements.

In April 1998, the Company established a new senior credit facility that provides for borrowings of up to $100 million. The senior credit facility agreement has a maturity date of April 27, 2003 and can be extended to May 15, 2005. Interest on the senior credit facility is at the prime rate plus a margin ranging from 0 to 75 basis points or at LIBOR plus a margin ranging 117.5 to
200.0 basis points, depending on the Company's leverage ratio as defined in the agreement. The weighted average interest rate for such borrowings was approximately 7.0% at October 3, 1998.

In July 1998, the senior credit facility agreement was amended to revise certain definitions pertaining to financial covenants. The amendment provides for the allowance of certain adjustments to the calculation of EBITDA, as that term is defined in the agreement, to offset substantially all of the effect of the General Motors strike. In addition, the definition of net worth was amended to exclude accumulated foreign currency translation, and the net worth floor, as defined in the agreement, was amended to allow for substantially all of the impact of the General Motors strike.

For the first nine months of 1998, net cash flow from operating activities totaled $4.5 million as compared to $3.5 million for the first nine months of 1997. The increase, as compared to the prior year, was the result of favorable changes in working capital between the two periods, including a significant decrease in pre-production tooling inventory.

Net cash used in investing activities totaled $7.7 million for the first nine months of 1998, as compared to $5.8 million for the first nine months of 1997. Investing activities for the first nine months of 1998 and 1997 related primarily to capital expenditures.

Net cash provided by financing activities totaled $9.5 million for the first nine months of 1998 compared to $3.0 million for the first nine months of 1997. For the first nine months of 1998, proceeds from long-term debt totaled $129.7 million and included $120.0 million from the issuance of senior subordinated notes. Principal repayments on long-term debt totaled $103.4 million and primarily represented debt retired using proceeds from the issuance of senior subordinated notes. During the first nine months of 1998, the Company incurred $5.3 million of deferred financing costs related to the issuance of senior subordinated indebtedness and the new senior credit facility and made cash and non-cash distributions of $12.0 million.

Capital expenditures for the first nine months of 1998 were $8.0 million, as compared to $5.8 million for the first nine months of 1997. Capital expenditures primarily related to various investments in machinery and equipment, including press equipment related to new and replacement programs.

For the first nine months of 1998, EBITDA was $15.2 million as compared to $6.3 million for the first nine months of 1997. For the first nine months of 1998, EBITDA was reduced by approximately $4.8 million as a result of the General Motors strike and $2.0 million as a result of certain non-recurring refinancing charges incurred in April 1998 (see "Extraordinary Expenses and Refinancing Charges"). EBITDA is defined as income from continuing operations before the effect of changes in accounting principles and extraordinary expenses plus interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted non-GAAP financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA measures presented may not be comparable to similarly-titled measures of other companies.

The Company believes the borrowing availability under its senior credit facility, together with funds generated by operations, should provide sufficient liquidity and capital resources to meet its working capital requirements, capital expenditures and other operating needs through 1998. At October 3, 1998, outstanding borrowings under the senior credit facility totaled $8.0 million and the Company had the ability to take on additional borrowings of approximately $23.0 million.

EFFECT OF STRIKE AT GENERAL MOTORS

The United Auto Workers union began a strike at two General Motors' parts plants in early June 1998. The strike caused a disruption of General Motors' parts-supply chain and forced it to close nearly all of its North American assembly plant operations until the strike was resolved in late July 1998. As a result of the strike, the Company temporarily discontinued shipping parts to General Motors. The Company resumed shipping to General Motors in August 1998 but did not achieve pre-strike sales volumes until late September 1998 due to production delays on certain programs at General Motors. As a result of the strike, the Company's sales and earnings for the first nine months of 1998 were reduced by approximately $10.8 million and $4.8 million, respectively.

EXTRAORDINARY EXPENSES AND REFINANCING CHARGES

On April 28, 1998, the Company completed a refinancing and retired substantially all long-term debt that was outstanding prior to the issuance of $120.0 million of senior subordinated notes. The Company recorded extraordinary and non-recurring expenses totaling $2.5 million as a result of the refinancing on April 28, 1998. These expenses were comprised of (i) a $0.5 non-recurring extraordinary loss, net of $0.1 tax benefit, on the early extinguishment of debt, (ii) a $0.6 non-recurring loss on foreign exchange associated with the retirement of indebtedness and (iii) a $1.4 non-recurring expense under deferred compensation agreements.

YEAR 2000 ISSUE

The Company has conducted an evaluation of its IT and non-IT computer systems in order to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, the Company is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company's remedial actions are scheduled to be completed during the third quarter of 1999 and, based upon information currently available, the Company does not anticipate that the costs of its remedial actions will be material to its consolidated results of operations and financial position. However, there can be no assurance that the remedial actions being implemented by the Company will be able to be completed by the time necessary to avoid dating systems problems or that the cost of doing so will not be material.

If the Company is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical systems that may not be Year 2000 compliant. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of the Company, could impair the ability of the Company to obtain necessary materials or products or to sell or to service its customers. Disruptions of the Company's computer systems, or the computer systems of the Company's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the Company's financial condition and results of operations. The Company has deployed, in conjunction with an industry trade association (the Automotive Industry Action Group), a process to pursue a common Year 2000 compliance approach with the automotive supply industry in North America and to assess the Year 2000 readiness of its business critical vendors and customers. The Company believes that the most reasonably likely worst case scenario is that a small number of vendors will be unable to supply components for a short time after January 1, 2000. As part of the assessment process, the Company will develop contingency plans for those business critical vendors who are either unable or unwilling to develop remediation plans to become Year 2000 compliant. Although these plans are yet to be developed, the Company expects that these plans will be comprised of a combination of actions that may include stockpiling of components and selective resourcing of materials to Year 2000 compliant vendors. The Company expects that vendors in this category will represent an insignificant part of its total supply base. It is expected that these plans will be in place by the third quarter of 1999.

FOREIGN CURRENCY

The financial condition and results of operations of one of the Company's subsidiaries are reported in Canadian currency and then translated into U.S. dollars at the applicable exchange rate for inclusion in the Company's consolidated financial statements. As a result, the appreciation of the dollar against this foreign currency will have a negative impact on the reported sales and operating margin of this subsidiary as consolidated into the Company and will incrementally increase any accumulated translation adjustment in the consolidated Company's balance sheet. Conversely, the depreciation of the dollar against this foreign currency will have a positive impact and will incrementally decrease any accumulated translation adjustment. For the third quarter 1998, the average exchange rate for the U.S. dollar had increased to approximately
1.51 Canadian dollars as compared to an average rate of approximately 1.38 Canadian dollars for the third quarter 1997. The Company did not incur any material foreign currency gains or losses during the first nine months of 1998 and 1997.

SCRAP STEEL PRICES

The Company has certain agreements to sell scrap metal resulting from its manufacturing processes at prices based on the prevailing market rate and this revenue is recorded as a reduction to the Company's cost of sales. Market prices for scrap metal have declined during 1998 and this has resulted in a significant decrease in the Company's revenue related to scrap metal sales, beginning in the third quarter of 1998. The Company believes that this trend in scrap metal pricing is related to increased foreign imports of steel which have lowered steel production requirements for U.S. steel mills and thereby also reduced the demand for scrap metal. The Company believes the average market price per ton of scrap steel was approximately $115 per ton in the third quarter of 1998 as compared to $140 per ton in the third quarter of 1997. Market prices for scrap metal have continued to decline and based on the current trend, the Company believes market prices for the fourth quarter of 1998 could average as low as $65 per ton as compared to an average price of approximately $149 per ton for the fourth quarter of 1997. This could have an adverse effect on the Company's results of operations and could reduce earnings approximately $1 million as compared to the prior period.

                           PART II. OTHER INFORMATION

                  TALON AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES



Item 1. Legal Proceedings:

        None

Item 2. Change in Securities:

        On September 16, 1998, the Company's registration statement was declared effective by the SEC.

        On October 15, 1998, the Company completed an offer to exchange up to $120 million aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2008, Series B, for up to $120 million aggregate principal amount of its 9 5/8% Senior Subordinated Notes due 2008, Series A. All notes were exchanged.

Item 3. Defaults Upon Senior Securities:

        None

Item 4. Submission of Matters to a Vote of Security Holders:

        None

Item 5. Other Information:

        None

Item 6. Exhibits and Reports on Form 8-K:

        The Company filed no Reports on Form 8-K during the quarter ended October 3, 1998.

        Exhibit 10 - First Amendment to Credit Agreement.

        Exhibit 27 - Summary Financial Information

                                   SIGNATURES




     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   TALON AUTOMOTIVE GROUP, INC.

                                   By:          /s/ David J. Woodward
                                      -----------------------------------------
                                      David J. Woodward
                                      Vice President of Finance,
                                      Chief Financial Officer and
                                      Treasurer

                                 Exhibit Index
                                 -------------


Exhibit No.                                     Description
-----------                                     -----------
    10                                       First Amendment to Talon
                                             Automotive Group, Inc. Credit
                                             Agreement


    27                                       Financial Data Schedule