Form 10-K405
period 1998-12-31
TALON AUTOMOTIVE GROUP INC
filed 1999-03-31
CIK 1061800

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from        to
                                          --------  --------

                        COMMISSION FILE NUMBER 333-56461
                                 ---------------

                         TALON AUTOMOTIVE GROUP, INC.
            (Exact Name of Registrant as Specified in its Charter)

             MICHIGAN                                     38-3382174
 (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

             900 WILSHIRE DRIVE, SUITE 203, TROY, MICHIGAN    48084
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 362-7600
           Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
 Title of Each Class                                      on Which Registered
 -------------------                                     ---------------------
         None                                                    None

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         As of December 31, 1998, 4,074 shares of Class A Voting Common Stock and 158,853 shares of Class B Non-Voting Common Stock of the Registrant were outstanding. There is no public trading market for the Common Stock.

                          TALON AUTOMOTIVE GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


PART I                                                                     PAGE
Item 1. Business...........................................................   3

Item 2. Properties.........................................................  10

Item 3. Legal Proceedings..................................................  10

Item 4. Submission of Matters to a Vote of Security Holders................  10

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters................................................  11

Item 6. Selected Financial Data............................................  11

Item 7. Management's Discussion and Analysis of Results
        of Operations and Financial Condition..............................  13

Item 8. Financial Statements and Supplementary Data........................  18

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure................................  18

PART III

Item 10. Directors and Executive Officers of the Registrant................  18

Item 11. Executive Compensation............................................  19

Item 12. Security Ownership of Certain Beneficial Owners
         and Management....................................................  20

Item 13. Certain Relationships and Related Transactions....................  22

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.......................................................  24



                                     PART I

ITEM 1. BUSINESS

         GENERAL

         Talon Automotive Group, Inc. and its subsidiaries (collectively referred to as the "Company") is a leading full-service Tier 1 designer and manufacturer of high-quality, stamped metal components and assemblies used by North American automotive original equipment manufacturers ("OEMs"). The Company specializes in, and derives the majority of its revenue from, underbody/chassis and unexposed body structure assemblies that constitute major structural components of passenger cars, light trucks, and vans. The Company's products include frame rails, inner quarter panels, crossmembers, cowls, bumpers, rear back panels and trailer hitch assemblies.

         The Company's four largest OEM customers, DaimlerChrysler Corporation ("DaimlerChrysler"), General Motors Corporation ("General Motors"), Ford Motor Company ("Ford") and Honda Motor Co., Ltd. ("Honda") accounted for approximately 46%, 23%, 10% and 4%, respectively, of the Company's net sales for the year ended December 31, 1998. The Company also sells its products to targeted Tier 1 suppliers. Platforms on which the Company had its most significant content in 1998 included:

     Customer                   Platform
     --------                   --------
     DaimlerChrysler            LH Concorde/Intrepid, NS Minivan and AB Ram Van
     General Motors             GMT 400 and 800 Full-size Pickup/Tahoe/Suburban
                                GMT 325/330 Blazer/Jimmy and M-Van/Astro/Safari
     Ford                       Explorer and Lincoln Continental
     Honda                      LS Accord, BM Minivan and VC Civic

         The Company has grown rapidly through a combination of strategic acquisitions and new customer platform awards. As a result of these efforts, net sales have increased at a compound annual growth rate of 63.8% from approximately $56.8 million in 1995 to $249.8 million in 1998. Since 1996, the Company's management team has completed three strategic acquisitions which it believes have strengthened the Company's market position with key customers, expanded its core product lines and enhanced its design, engineering and manufacturing capabilities. The Company's acquisition strategy focuses on companies with strong management that can strengthen the Company's position as a Tier 1 supplier and allow it to further capitalize on industry trends. Consistent with this strategy, the Company's management team has completed three acquisitions since the beginning of 1996 which include:

         PRODUCTION STAMPING, INC. In December 1997, the Company acquired Production Stamping, Inc. ("PSI"), a supplier of automotive stampings and finished assemblies, including trailer hitches, airbag canisters, crossmembers and other welded assemblies. Through this acquisition, the Company added progressive and line die manufacturing capabilities and welding capabilities. PSI's expertise in these areas is expected to enhance the Company's presence as a manufacturer of underbody/chassis and unexposed body structure assemblies and significantly increased sales to General Motors.

         VELTRI INTERNATIONAL. In November 1996, the Company acquired Veltri International ("Veltri Group"), a manufacturer of high value-added assemblies and detailed stampings. The acquisition of the Veltri Group expanded the Company's product offering of underbody/chassis and unexposed body structure assemblies, increased its product content at DaimlerChrysler, and added new customers, including Honda.

         J&R MANUFACTURING. In September 1996, the Company acquired J&R Manufacturing ("J&R"), a manufacturer of stamped metal prototype parts and short-run production stampings, weldings and assemblies. J&R is an integrated prototyping company, capable of managing a program from math data through soft tooling and production of finished components and assemblies. The J&R acquisition enabled the Company to become one of a limited number of independent full-service stamping suppliers with in-house prototyping capabilities.

         On April 28, 1998, the Company completed a reorganization. As used in this report on form 10-K, unless the context indicates otherwise, the "Company" means (i) for periods prior to April 28, 1998, the business and operations of Talon Automotive Group, L.L.C. ("Talon"), Hawthorne Metal Products Company ("Hawthorne"), Production Stamping, Inc. ("PSI"), J&R Manufacturing, Inc. ("J&R"), Veltri Metal Products Co. ("Veltri"), Veltri Holdings USA, Inc., VS Holdings, Inc., and VS Holdings No. 2 Inc., (collectively, the "Talon Entities") and (ii) for periods after April 28, 1998, Talon Automotive Group, Inc., and its subsidiaries, which collectively owns the business and operations of the Talon Entities. The Talon Entities were affiliated by common ownership. The shareholders of the Company are the same shareholders that owned each of the Talon Entities and their respective ownership percentages did not change as a result of the mergers (see also Note 17 to the Company's consolidated financial statements).

         BUSINESS STRATEGY

         The Company believes it is one of the leading independent suppliers in its core product segment of underbody/chassis and unexposed body structure assemblies. The Company's strategic objective is to become one of the top two competitors in this market segment.

         The Company believes OEM's are focusing their in-house stamping operations on the outside production of Class A exposed surface panels and are increasingly relying on outside suppliers with full-service engineering and program management capabilities to design, engineer and manufacture complex underbody/chassis and unexposed body structure assemblies and modules. Since the 1980's, OEM's have reduced the number of their stamping suppliers by focusing on companies that can manufacture high value-added assemblies and modules. Tier 1 suppliers today are expected to assume significant product management responsibility and to meet increasingly expanded requirements. Suppliers are expected to control all aspects of production and assembly, including not only manufacturing, but also design, engineering, prototyping, component sourcing, quality assurance, testing and delivery to the customer's assembly plant.

         The overall North American market for body and chassis stampings is dominated by the OEM captive suppliers, with approximately 20 major suppliers, including the Company, and more than 80 small to medium size suppliers. The stamping segment of the automotive industry is highly fragmented and undergoing accelerating consolidation.

     Stamping parts are generally classified into five categories:

        (i) unexposed body structure assemblies that comprise inner body structure beneath the Class A surface panels;

        (ii) unexposed underbody/chassis assemblies that make up the lower vehicle structure;

        (iii)  Class A exposed surface panels;

        (iv)   full truck frames and engine cradles; and

        (v)    powertrain and other functional/mechanical components.

         The Company has formulated its operating and acquisition growth strategy by focusing on underbody/chassis and unexposed body structure assemblies (categories (i) and (ii), above) which the OEMs are increasingly outsourcing due to the complex design, engineering and labor requirements of producing these parts. Key elements of the Company's strategy include the following:

         SUPPLY COMPLEX HIGH VALUE-ADDED MODULES AND SYSTEMS

         Value-added assemblies represented approximately 75% of the Company's 1998 net sales. The Company seeks to gain new business of modules and systems, which typically include even greater content than assemblies. The Company believes its capabilities and current industry trends have created an opportunity for it to provide certain systems, including multiple assemblies and integrated modules, such as:

System                   Components
------                   ----------
Front-end                Frame rails, bumpers, radiator supports, wheel house
                         inner panels and control arm assemblies

Front floor pan          Floor pans, crossmembers and tunnel reinforcement
                         assemblies

Rear/back panel          Back panels, quarter panels, rear frame rails, rear
                         wheel houses and rear floor pan assemblies.

         As an example of the Company's progress in this area, the Company increased its dollar content on the 1998 LH Concorde/Intrepid platform to $180 per vehicle from $115 per vehicle on the 1993 platform. This was achieved primarily through stamping and welding additional components, thereby producing a higher value-added assembly.

         ENHANCE FULL-SERVICE ENGINEERING AND PROGRAM MANAGEMENT CAPABILITIES



         The Company seeks to continuously enhance its design, engineering, prototyping, testing, program management, product development and assembly capabilities to further strengthen its preferred position with key customers. The Company believes these capabilities enable it to participate in the product development process during the concept and prototype development stages as well as throughout the design and manufacturing stages. As OEMs continue to outsource complex, unexposed stamped assemblies and modules to fewer suppliers, the Company believes Tier 1 suppliers with proven full-service capabilities will be better positioned to secure such business. The Company believes its ability to successfully manage all aspects of new business is a core competitive advantage and the Company has established a program management methodology that has been used by DaimlerChrysler as a benchmark for other suppliers.

         FOCUS ON KEY CUSTOMERS

         As OEMs continue to consolidate their supplier base, the Company believes that strong customer relationships are increasingly important. As a result, the Company focuses on a limited number of customers that the Company believes will enable it to anticipate and better service such customers' needs. Furthermore, the Company anticipates the need to follow its key customers as they move to globally source their stampings. As examples of its close relationships with its key customers, members of the Company's design team are currently working on-site at DaimlerChrysler helping to complete the design of the front-end system assemblies for the 2001.5 KJ Jeep Cherokee. In addition, the Company proposed the successful redesign of General Motors' 1999 GMT 800 Full-size Pickup/Tahoe/Suburban trailer hitch assembly. As further evidence of the Company's key customer business, the Company believes its products are present on every General Motors truck platform, and also believes it is DaimlerChrysler's largest independent supplier of front frame rail assemblies for passenger cars, vans, and sport utility vehicles.

         PURSUE STRATEGIC ACQUISITIONS

         The Company intends to continue to seek acquisitions of companies with strong management which will further improve the Company's position as a Tier 1 supplier by creating opportunities for it to:

        (i)    strengthen its relationships with key customers;

        (ii)   add new model platforms;

        (ii)   expand core product lines;

        (iv)   enhance its full-service capabilities; and

        (v)    expand globally.

         QUALITY COMMITMENT

         The Company believes its quality performance in 1998 is a significant competitive advantage. The OEM's largely evaluate supplier quality by the number of defective parts per million supplied ("PPM"). The Company's 1999 model year PPM performance with DaimlerChrysler through December 1998 was 20 PPM, which is below DaimlerChrysler's benchmark of 25 PPM for world class suppliers. Partially as a result of such performance, the Company has received certain quality and delivery awards from its key OEM customers, including DaimlerChrysler's Platinum Pentastar Award in 1997 and Gold Pentastar Award in 1998.

         PRODUCTS

         The Company manufactures a broad range of complex, high value-added stamped assemblies with underbody/chassis and unexposed body structures as its core products. Approximately 75% of the Company's 1998 net sales were from value-added assemblies which constitute major structural components of passenger cars, light trucks, and vans. The Company produces over 500 products on over 40 different platforms, including frame rails, trailer hitches, cowls, bumpers, inner quarter panels, wheelhouse inner panels, crossmembers, airbag canisters, rear back panels, suspension braces, body sills, pillars, heat shields, battery trays, and roof bow assemblies.

         In addition, the Company has the capability to produce prototype or pre-production stamped assemblies. These capabilities include managing math data from the customer, building soft tooling, stamping parts, laser trimming and piercing, and final assembly/welding of all required components. The prototypes produced from this operation are identical to those manufactured by the Company's production operations and also include full truck frames and engine cradles. In addition, the Company has the capability to manufacture prototype parts using a hydroforming process developed by the Company. The Company's prototype stamping operation greatly enhances its capability to provide one-stop engineering solutions to its customers. Full-service suppliers are responsible for managing not only the prototype manufacturing of parts and assemblies, but also the tool development process that results in improved competitive pricing and efficient part designs.

         The following chart lists significant parts on major platforms that are currently supplied by the Company.

CUSTOMER              PART/ASSEMBLY               VEHICLE TYPE            MODEL/PLATFORM
--------              -------------               ------------            --------------
DAIMLERCHRYSLER.....  Front Frame Rail               SUV/Light Truck/Van  AB Ram Van
                      Underbody Rear Crossmember     SUV/Light Truck/Van  AB Ram Van
                      Side Step Sill                 SUV/Light Truck/Van  AB Ram Van
                      Underbody Rear Support         SUV/Light Truck/Van  AB Ram Van
                      Roof Siderail Cover            SUV/Light Truck/Van  AB Ram Van
                      Front Frame Rail               Passenger Car        LH Concorde/Intrepid
                      Underbody Rear Crossmember     Passenger Car        LH Concorde/Intrepid
                      Bracket Strut Mounting         Passenger Car        LH Concorde/Intrepid
                      Body Side Sill Extension       Passenger Car        LH Concorde/Intrepid
                      Body Side Sill                 Passenger Car        LH Concorde/Intrepid
                      Heat Shield                    Passenger Car        LH Concorde/Intrepid
                      Quarter Extension              Passenger Car        LH Concorde/Intrepid
                      Body Front Floor Pan
                        Reinforcement                Passenger Car        LH Concorde/Intrepid
                      Rear Deck Panel                Passenger Car        LH Concorde/Intrepid
                      Headlamp Bracket               Passenger Car        LH Concorde/Intrepid
                      Deck Closure Panel             Passenger Car        NPL Neon
                      Center Pillar Reinforcement
                        Assembly                     Passenger Car        NPL Neon
                      Windshield Frame Side Panel    Passenger Car        NPL Neon
                      Body Hinge Pillar              Passenger Car        NPL Neon
                      Rear Quarter Inner Panel       Passenger Car        NPL Neon
                      Body Side Belt Reinforcement   Passenger Car        NPL Neon
                      Suspension Cradle              SUV/Light Truck/Van  NS Minivan
                      Rear Bumper                    SUV/Light Truck/Van  NS Minivan
                      Floor Pan Support              SUV/Light Truck/Van  NS Minivan
                      Body Inner Panel-B Pillar      SUV/Light Truck/Van  NS Minivan
                      Door Inner Panel               SUV/Light Truck/Van  NS Minivan
                      Wheelhouse Lower Extension     SUV/Light Truck/Van  NS Minivan

FORD................  Cowl Inner                     SUV/Light Truck/Van  Explorer
                      Cowl Outer                     SUV/Light Truck/Van  Explorer
                      Brake Pedal Support            SUV/Light Truck/Van  Ranger
                      Quarter Inner                  Passenger Car        Lincoln Continental
                      Floor Extension                Passenger Car        Lincoln Continental
                      Windshield Header              Passenger Car        Lincoln Continental
                      Package Tray Support           Passenger Car        Lincoln Continental
                      Lower Back Panel               Passenger Car        Lincoln Continental
                      Drain Trough Reinforcement     Passenger Car        Lincoln Continental

GENERAL MOTORS......  Battery Tray                   SUV/Light Truck/Van  M-Van/Astro/Safari
                      Trailer Hitch                  SUV/Light Truck/Van  M-Van/Astro/Safari
                      Suspension Spring Hanger       SUV/Light Truck/Van  M-Van/Astro/Safari
                      Rear Spring Hanger             SUV/Light Truck/Van  M-Van/Astro/Safari
                      Rear Bumper                    SUV/Light Truck/Van  330 Jimmy
                      Battery Tray                   SUV/Light Truck/Van  325/330 Blazer/Jimmy
                      Floor Pan Reinforcement        SUV/Light Truck/Van  325/330 Blazer/Jimmy
                      Brake Pedal                    SUV/Light Truck/Van  325/330 Blazer/Jimmy
                      Suspension Shackle             SUV/Light Truck/Van  325/330 Blazer/Jimmy
                      Trailer Hitch                  SUV/Light Truck/Van  GMT 600 Express

CUSTOMER              PART/ASSEMBLY               VEHICLE TYPE            MODEL/PLATFORM
--------              -------------               ------------            --------------
                      Suspension Tie Bar             SUV/Light Truck/Van  GMT 800 Full-size Pickup/
                                                                            Tahoe/Suburban
                      Trailer Hitch                  SUV/Light Truck/Van  GMT 800 Full-size Pickup/
                                                                            Tahoe/Suburban
                      Body Mount Bracket             SUV/Light Truck/Van  GMT 800 Full-size Pickup/
                                                                            Tahoe/Suburban
                      Tail Lamp Bracket              SUV/Light Truck/Van  GMT 800 Full-size Pickup/
                                                                            Tahoe/Suburban
                      Rail Side Header               SUV/Light Truck/Van  GMT 800 Full-size Pickup/
                                                                            Tahoe/Suburban
                      Seat Plate Assembly            SUV/Light Truck/Van  GMT 800 Full-size Pickup/
                                                                            Tahoe/Suburban
                      Heat Shield                    Passenger Car        Chevrolet J Cavalier
                      Heat Shield                    Passenger Car        LeSabre/Bonneville
                      Front & Rear Bumper
                        Fascia Reinforcement         Passenger Car        LeSabre/Bonneville
                      Dash Panel Reinforcement       Passenger Car        LeSabre/Bonneville
                      Frame Reinforcement            Passenger Car        LeSabre/Bonneville
                      Crossmember                    Passenger Car        Grand Prix/Lumina

HONDA...............  Extension - Rear Body          SUV/Light Truck/Van  BM Minivan
                      Stiffener - Door Inner         SUV/Light Truck/Van  BM Minivan
                      Reinforcement - Tailgate       SUV/Light Truck/Van  BM Minivan
                      Brake Pedal                    SUV/Light Truck/Van  BM Minivan
                      Roof Panel Reinforcement       Passenger Car        LS Accord
                      Suspension Arm Support         Passenger Car        LS Accord
                      Underbody Rear Beam            Passenger Car        LS Accord
                      Fender Reinforcement           Passenger Car        VC Civic
                      Clutch Cover Case              Passenger Car        VC Civic
                      Body Structure Panel
                        Stiffener                    Passenger Car        VC Civic
                      Tailgate Reinforcement         Passenger Car        VC Civic

         DESIGN AND ADVANCED ENGINEERING

         OEMs have increasingly focused on shortening their design cycles and reducing their design and production costs by involving component suppliers earlier in the process of designing a vehicle. The Company has invested substantial resources in developing engineering capabilities to meet these new demands, including computer-aided design terminals that support DaimlerChrysler and General Motors language formats, structural and fatigue (finite element or "FEA") analysis, computer simulated analysis of the metal forming process and weld process simulation analysis. These capabilities enable the Company to provide creative product design and manufacturing services that result in cost and quality improvements. The Company's objective is to maintain a competitive advantage through its product design, engineering and development capabilities.

         CUSTOMERS AND MARKETING

         The Company serves automotive OEMs in the North American market. The Company's four largest OEM customers, DaimlerChrysler, General Motors, Ford and Honda accounted for approximately 46%, 23%, 10% and 4%, respectively, of the Company's 1998 net sales. The Company also sells its products to targeted Tier 1 suppliers that in turn supply OEMs in the North American market.

         DAIMLERCHRYSLER. The Company first developed its expertise in frame rail assemblies on the 1993 LH Concord/Intrepid and AB Ram Van vehicles. The Company believes that in part due to its success with the 1993 LH Concord/Intrepid program, it was awarded increased content on the 1998 LH Concord/Intrepid from approximately $115 per vehicle in 1993 to $180 on the 1998 model. In addition, the Company has been awarded new business on the 2000 NPL Neon, the 2000 RS Minivan and the 2001.5 KJ Jeep Cherokee. The Company believes it is DaimlerChrysler's largest independent supplier of front frame rail assemblies for passenger cars, vans and sport utility vehicles.

         GENERAL MOTORS. The Company has recently launched several assemblies for General Motors, including the GMT 800 Series Full-size Pickup, 325/330 Blazer/Jimmy, GM M-Van/Astro/Safari and Chevrolet J Cavalier platforms, which include trailer hitches, crossmembers, bumpers, heat shields, suspension spring hangers and floor panel reinforcement assemblies. During 1999, the Company plans to launch new business on the GMT 800 Series Tahoe/Suburban platform, including trailer hitches, suspension tie bars and floor pan reinforcement assemblies. The Company also plans to launch new business on the 2000 model GMX 220/310

LeSabre/Bonneville platform including heat shields, dash panel reinforcements and frame rail reinforcements.

         FORD. It is widely known that Ford is insourcing a substantial portion of its stamping needs and intends to further reduce the number of its outside suppliers. Accordingly, Ford's future stamping strategy remains uncertain and the Company continues to support Ford as a full-service stamping supplier for certain current and carryover parts. Ford is not currently requiring the Company to expend technical resources on gaining incremental business with Ford.

         HONDA. The Company believes that in the 1999 model year, it will be one of Honda's leading independent stamping suppliers. The Company currently supplies nine parts on the VC Civic, 24 parts on the LS Accord, and 13 parts on the BM Minivan. The Company expects that its business with Honda will increase as Honda increases its export volumes and expands capacity in North America.

         BACKLOG

         In general, the Company does not manufacture its products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

         RAW MATERIALS

         The Company's principal raw material is steel, which represented approximately 87% of the Company's raw material cost for 1998. The remaining
13% of raw material purchases represents various purchased parts such as tubular products, sealers, corrosion resistant coating, and various fasteners. The Company participates in steel purchase programs through DaimlerChrysler, Ford and General Motors wherein the steel is purchased by the OEM from the steel mill and sold to the Company at a price fixed by the OEM. These purchase programs neutralize the Company's exposure to steel price increases or decreases, as price changes from the steel mills are absorbed by the OEM prior to the Company's purchase of the steel.

         COMPETITION

         The market for the Company's products is characterized by strong competition from both captive OEM suppliers and external, non-captive suppliers. The Company competes with a limited number of competitors that have the physical assets and technical resources to produce large bed stampings, complex parts and sub-assemblies. The number of the Company's competitors has decreased in recent years and is expected to further decrease as the OEM supplier industry continues to consolidate. The Company's competitors include Cosma Body and Chassis Systems, a group within Magna International Inc.; Tower Automotive, Inc.; A.G. Simpson Automotive, Inc.; Oxford Automotive, Inc.; Active Tool & Manufacturing Co.; L&W Engineering; MS Acquisition Corp. (Aetna/Sofedit); The Narmco Group; and divisions of OEMs with internal stamping and assembly operations. Competitive factors in the market for the Company's products include quality, cost, delivery, technical expertise, engineering capability and customer service.

         EMPLOYEES

         As of December 31, 1998, the Company had 1,894 employees, including 364 salaried and 1,530 hourly employees. Included in the hourly total are 400 employees represented by the United Auto Workers union, 464 employees represented by the Canadian Auto Workers union, and 459 represented by the United Steel Workers of America union. The remaining 207 hourly workers are not unionized and the Company is not aware of any current organizing activity at any of its non-union locations. The Company's collective bargaining agreements with the above unions expire at various times at each production facility. At the present time, the Company believes that its relationship with its employees is generally good, however there can be no assurance that this will continue to be the case.

         FORWARD LOOKING STATEMENTS

         Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that the Company expects or anticipates may occur, including future acquisitions, business strategy, expansion and growth of the Company's business and operations, and other similar matters, are forward looking statements. The Company does not intend to update these forward-looking statements.

         RELIANCE ON MAJOR CUSTOMERS AND SELECTED MODELS. The Company's primary customers are DaimlerChrysler, General Motors, Ford and Honda. The loss of any one of such customers, or an unanticipated significant reduction in business generated by them, would have a material adverse effect on the Company. The Company currently expects to derive a substantial portion of its 1999 net sales from the Chrysler LH platform. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of the LH platform vehicles, namely the Concorde, Intrepid, 300M and LHS vehicles. There can be no assurance that these vehicles will achieve continued market acceptance.

         INDUSTRY CYCLICALITY AND SEASONALITY. The automobile industry is highly cyclical and is dependent on consumer spending and subject to the impact of domestic and international economic conditions. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. There can be no assurance that the automotive industry for which the Company supplies components will not experience downturns in the future. An economic recession may impact substantially leveraged companies, such as the Company, more than similarly situated companies with less leverage.

         COMPETITION. The automotive component supply industry in which the Company operates is highly fragmented and highly competitive. The Company's ability to compete is dependent upon successful implementation of its current and future business strategies. The Company's competitors include companies that are larger and have substantially greater resources than the Company as well as divisions of OEMs with internal stamping and assembly operations. There can be no assurance that the Company's business will not be adversely affected by increased competition.

         INCREASING CUSTOMER REQUIREMENTS. The automotive industry is characterized by a small number of OEMs that are able to exert considerable pressure on component suppliers to reduce costs and improve quality. In the past, OEMs have generally demanded and received price reductions and measurable increases in quality by implementing competitive selection processes, rating programs and various other arrangements. Also, through increased partnering on platform work, OEMs have generally required suppliers to provide more design and engineering input at earlier stages of product development, including the building and financing of new tools. Costs related to these requirements have in some cases been absorbed by the suppliers. There can be no assurance that the Company will be able to improve or maintain its profit margins on sales to OEMs or that such customer requirements will not have a material adverse effect on the business.

         RISKS ASSOCIATED WITH ACQUISITION STRATEGY. The Company plans to continue to make selective strategic acquisitions to further enhance its relationships with existing customers and augment its product offerings with existing or new customers. There can be no assurance, however, that the Company will be able to identify and complete additional acquisitions that satisfy the Company's criteria or that, if identified and completed, any anticipated benefits will be realized from such acquisitions. The availability of additional acquisition financing cannot be assured and, depending on the terms of such additional acquisitions, could be restricted by the terms of the Senior Credit Facility and/or the Senior Subordinated Notes. In addition, possible future acquisitions by the Company could result in the incurrence of additional debt, costs, contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect the Company's business, financial condition, and results of operations.

         ENVIRONMENTAL RISKS. The Company's operations and properties are subject to federal, state, local and foreign laws, regulations and ordinances relating to the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes. The nature of the Company's operations expose it to the risk of liabilities or claims with respect to environmental matters, including off-site disposal matters, and there can be no assurance that material costs will not be incurred in connection with such liabilities or claims. The Company believes that it is currently in substantial compliance with applicable environmental laws, regulations and ordinances.

Item 2.  PROPERTIES

     The Company conducts operations in 15 facilities in 9 locations, as summarized below:

LOCATION                            DESCRIPTION           SQUARE FOOTAGE    OWNED/LEASED
--------                            -----------           --------------    ------------
Celina, Tennessee............ Manufacturing                   96,000            Leased
Glencoe, Ontario............  Manufacturing/Robotics          51,000            Owned
Harrison Township, Michigan.. Manufacturing/Prototyping       86,000            Leased
New Baltimore, Michigan.......Manufacturing/Office           105,000            Leased
Rochester, Hills, Michigan....Sales and Engineering            9,480            Leased
Oxford, Michigan..............Manufacturing                   62,000            Leased
Royal Oak, Michigan...........Manufacturing/Office           250,000            Owned
Troy, Michigan................Corporate Headquarters,         18,000            Leased
                              Design and Engineering
Windsor, Ontario, Canada......Manufacturing/Robotics         105,000            Owned
Windsor, Ontario, Canada......Manufacturing/Robotics         190,000            Leased
Windsor, Ontario, Canada......Tooling                         20,000            Leased

         The utilization and capacity of the Company's facilities fluctuates based upon the mix of components the Company produces and the vehicle models for which they are being produced. The Company believes that its facilities and equipment are in good condition and are appropriate for present and anticipated future operations. The leases on the Company's facilities have expiration dates ranging from 2001 through 2006, except for the Windsor, Ontario Tooling facility lease which expires on July 31, 1999 and is expected to be renewed. Certain Windsor, Ontario, Canada facilities are leased from affiliated parties (see "Certain Relationships and Related Transactions").


Item 3.      LEGAL PROCEEDINGS

         The Company is, from time to time, involved in ordinary routine litigation arising out of the ordinary course of its business. In management's opinion, after reviewing available information with respect to such matters and consulting with legal counsel, pending or threatened litigation is not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

         There is no public trading market for the Company's Common Stock. As of March 31, 1999, there were 12 holders of record of the Company's Common Stock.

         The Company paid cash dividends of $10,475 in 1998, including $10,000 in connection with the issuance of the Company's Senior Subordinated Notes. The Company's ability to make dividends were restricted at December 31, 1998 under the terms of its Senior Credit Facility. In addition, there are certain dividend restrictions on the Company's wholly-owned subsidiaries (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Item 6.       SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company for the five years ended December 31, 1998. Selected historical financial data for the three years ended December 31, 1998 are derived from the audited consolidated financial statements of the Company included elsewhere in this Report. The selected financial data for the two year period ended December 31, 1995 are derived from audited combined financial statements of the Company incorporated by reference in this Report. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes presented elsewhere in this Report.

                                             1994         1995         1996          1997          1998
                                             ----         ----         ----          ----          ----
STATEMENT OF OPERATIONS DATA
Net sales . . . . . . . . . . . . . . . .  $43,035      $56,835      $71,029      $158,718      $ 249,821
Gross profit. . . . . . . . . . . . . . .    5,735        9,935       12,909        22,555         31,018
Selling, general and administrative
  expenses(a) . . . . . . . . . . . . . .    4,699        6,041        8,375        13,788         18,614
Amortization expense. . . . . . . . . . .       --           --          115           587          1,417
Special compensation(b) . . . . . . . . .       --           --           --         1,343          1,359
Income from operations. . . . . . . . . .    1,036        3,894        4,419         6,837          9,628
Interest. . . . . . . . . . . . . . . . .      714        1,192        1,754         4,599         12,293
Income (loss) before income taxes(c). . .      610        2,702        2,363         2,121         (3,235)
Net income (loss) . . . . . . . . . . . .      610        2,702        2,269           796         (7,146)

BALANCE SHEET DATA (END OF PERIOD)
Cash and cash equivalents . . . . . . . .  $     6      $    18      $ 1,090      $  1,233      $   9,412
Total assets. . . . . . . . . . . . . . .   33,618       37,206       91,110       166,494        200,220
Total debt. . . . . . . . . . . . . . . .   14,089       17,555       49,468       107,315        147,693
Shareholders' equity. . . . . . . . . . .   10,786       12,736       14,401        14,601         (7,045)

OTHER FINANCIAL DATA
Cash flows from (used in) operating
activities. . . . . . . . . . . . . . . .  $ 2,110      $ 2,288      $ 6,317      $  6,166      $  10,191
EBITDA(d) . . . . . . . . . . . . . . . .    3,963        6,801        7,536        12,999         20,171
Depreciation and amortization . . . . . .    2,639        2,907        3,419         6,279         11,113
Capital expenditures. . . . . . . . . . .    5,494        5,009        3,942         9,389         12,901

--------------------------
(a) Included in selling, general and administrative expenses are business services fees paid to Talon L.L.C., an affiliate of the Company, of $645, $1,150, and $850 for 1998, 1997, and 1996, respectively. Effective April
1, 1998, such fees were reduced to $500 annually. In addition, certain items in the Company's 1997 financial statements have been reclassified to conform with the presentation used in 1998.

(b) Certain members of the Company's management team participate in deferred compensation agreements which award the employee for increases in share value. Approximately $1,343 was recorded in 1997 under these agreements. An additional amount of $1,359 was recorded upon the issuance of Senior Subordinated Notes on April 28, 1998. Effective on this date, all future contributions under these agreements were discontinued, excluding up to $300 in additional deferred compensation which can be earned by one participant, and annual increases on all vested amounts at the rate of 6% per year.

(c) The shareholders have elected under the provisions of the Internal Revenue Code to be treated as S Corporations, except for the Company's Canadian subsidiary. As a result, the taxable income of the Company is included in the taxable income of the individual shareholders, and no provision for federal income taxes has been included in income. The Company's Canadian subsidiary is subject to Canadian income tax.

(d) EBITDA is defined as income from continuing operations before the effect of changes in accounting principles and extraordinary items plus interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In 1998, EBITDA included $1,964 of non-recurring charges associated with the issuance of the Company's Senior Subordinated Notes (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Extraordinary Expenses and Refinancing Charges").

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         Net Sales - Net sales for the year ended December 31, 1998 were $249.8 million. This was an increase of $91.1 million, or 57%, as compared to the year ended December 31, 1997. Approximately 72% of this increase is attributable to the acquisition of PSI in December 1997. The remaining 28% of the increase was due to new business awards, including business related to the DaimlerChrysler LH Concord/Intrepid and NS Minivan programs and additional factory assist work.

         Gross Profit - Gross profit was $31.0 million or 12.4% of net sales for 1998 as compared to $22.6 million or 14.2% of net sales for 1997. This represents an increase of $8.4 million or 38% as compared to the prior year and was primarily related to incremental sales. Incremental gross profit related to the acquisition of PSI in December 1997 was largely offset from a strike at a major customer that resulted in unabsorbed overhead (see "Effect of Strike at General Motors"). The decrease in gross profit as a percentage of net sales was primarily due to the impact of the General Motors strike, and certain launch costs associated with new General Motors programs in 1998.

         Selling, General and Administrative Expenses ("SG&A") - SG&A expenses for 1998 were $18.6 million or 7.5% of net sales, compared to $13.8 million or 8.7% of net sales for 1997. This represents an increase of $4.8 million or 35% as compared to the prior year. Approximately 49% of this increase is attributable to the Company's acquisition of PSI. The remaining 51% of the increase is related to increased engineering and support costs related to new business awards. The decrease in SG&A, as a percentage of net sales, was a result of a larger sales base to which corporate expenses were allocated.

         Amortization expense - Amortization expense for 1998 was $1.4 million compared to $0.6 million for 1997. The increase was primarily attributable to additional goodwill amortization related to the acquisition of PSI in December 1997.

         Special compensation - Special compensation expense for 1998 was $1.4 million compared to $1.3 million for 1997. Special compensation expense relates to deferred compensation agreements with certain members of the Company's management team (see Note 10 to the Company's Consolidated Financial Statements).

         Interest Expense - Interest expense for 1998 was $12.3 million or 4.9% of net sales, compared to $4.6 million or 2.9% of net sales for 1997. The increase was attributable to additional borrowings related to the acquisition of PSI in December 1997 and the issuance of $120.0 million of 9 5/8% Senior Subordinated Notes on April 28, 1998. The Notes represent both an increased amount of borrowings and an increased interest rate as compared to the outstanding debt of the prior period.

         Foreign Currency - Foreign currency gains and losses are all attributable to the Company's Canadian operation. The foreign currency loss for 1998 was $0.6 million and included a $0.6 million non-recurring loss on the early retirement of Canadian denominated debt using proceeds from the Senior Subordinated Notes. Excluding this non-recurring loss, the foreign currency loss in 1998 was $0.0 million compared to $0.1 million for 1997.

         Income Taxes - The Company's income taxes relate solely to its Canadian operations. The provision for income taxes for 1998 was $3.4 million with an effective tax rate of 41.5% compared to $1.3 million with an effective tax rate of 43.6% for 1997. The effective tax rates differed from the statutory tax rates primarily as a result of non-deductible goodwill amortization.

         Extraordinary Expense - Extraordinary expense of $0.6 million was recorded for the write-off of certain deferred financing costs on debt that was retired using proceeds from the issuance of Senior Subordinated Notes. There was no extraordinary expense in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Sales: Net sales for 1997 were $158.7 million. This was an increase of approximately $87.7 million or 123% as compared to net sales for 1996 of $71.0 million. Approximately 85% of this increase is attributable to the acquisitions of J&R, Veltri and PSI. The remaining 15% of the net sales increase was due to new business awards, including business related to the Chrysler NS Minivan and additional factory assist work.

         Gross Profit: Gross profit was $22.6 million or 14.2% of net sales for 1997 as compared to $12.9 million or 18.2% of net sales for 1996. This represents an increase of $9.7 million or 75% as compared to the prior year. The decrease as a percentage of net sales was due to lower gross margin rates at J&R and start-up expenses related to the 1998 Chrysler LH Concorde/Intrepid program, as well as factory assist work at Hawthorne.

         Selling, General and Administrative Expenses ("SG&A"): SG&A expenses were $13.8 million or 8.7% of net sales for 1997 as compared to $8.4 million or 11.8% of net sales for 1996. The decrease in SG&A, as a percentage of net sales, was the result of leveraging SG&A expenses over a larger net sales base.

         Amortization Expense: Amortization expense was $0.6 million in 1997 as compared to $0.1 million in 1996. The increase in 1997 was primarily due to additional goodwill amortization related to the Company's acquisition of the Veltri Group in November 1996 and J&R in September 1996.

         Special Compensation Expense: Included in 1997 results was special compensation expense of $1.3 million. There was no special compensation expense in 1996.

         Interest Expense: Interest expense for 1997 was $4.6 million or 2.9% of net sales as compared to $1.8 million or 2.5% of net sales for 1996. This was an increase of $2.8 million or 162% as compared to the prior year. The increase in interest expense as a percentage of net sales is attributable to additional borrowings related to the acquisitions of J&R, Veltri and PSI, partially offset by a lower weighted average interest rate. Weighted average interest rates were 8.2% and 8.4% in 1997 and 1996, respectively.

         Income Taxes: The provision for income taxes for 1997 was $1.3 million with an effective tax rate of 43.6%, compared to $0.1 million with an effective tax rate of 35.8% in 1996. The Company's income taxes relate solely to its Canadian operations. The increase in the effective rate was due primarily to non-deductible amortization of cost in excess of assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for working capital, servicing the Company's indebtedness, capital expenditures and acquisitions. Management believes that cash generated from operations, together with borrowings available under the Company's Senior Credit Facility, will be sufficient to meet the Company's working capital, debt service, capital expenditure and acquisition needs for at least the next twelve months.

         On April 28, 1998, the Company received gross proceeds of $120.0 million from the private placement of its 9 5/8% Senior Subordinated Notes, due 2008, and incurred approximately $4.0 million of issuance costs. On October 15, 1998, the Company completed an offer to exchange the private Notes for up to $120.0 million of identical except registered Notes. All private Notes were exchanged for registered Notes. The Company used the net proceeds from the sale of the private Notes primarily to retire existing indebtedness and believes its application of the proceeds has enhanced its ability to pursue its growth and business objectives. However, interest payments on the registered Notes will represent a significant liquidity requirement for the Company. The Company will be required to make scheduled semi-annual interest payments on the Notes of approximately $5.8 million on May 1 and November 1 each year until the registered Notes mature on May 1, 2008 or unless the registered Notes are redeemed earlier.

         Veltri Metal Products Co., Veltri Holdings, Inc. and Veltri Holdings USA, Inc. (collectively the "Veltri Group") are wholly owned subsidiaries of the Company and constitute all of the direct and indirect subsidiaries of the Company. All members of the Veltri Group have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Senior Subordinated Notes. In addition, there are no restrictions on the ability of the Veltri Group to transfer funds to the Company in the form of cash dividends, loans or advances, except as follows: (i) pursuant to the Veltri Group purchase agreements among the Veltri Group and its former owners, the Veltri Group agreed not to make any loans or advances to any person (including the Company) until certain earn-out provisions for the former owners have been satisfied; (ii) pursuant to the Senior Credit Facility, the Veltri Group agreed not to (a) declare or pay any dividends on, or make any other distribution with respect to any shares of capital stock; or (b) make loans, advances or extensions of credit to any person (except for credit sales in the ordinary course of business and loans to affiliates in an aggregate amount not to exceed $15 million at any time outstanding); and (iii) pursuant to the indenture agreement governing the Senior Subordinated Notes, the Veltri Group is prohibited from making loans or advances to the Company if a default or event of default shall have occurred under the indenture.

         In April 1998, the Company established a revolving Senior Credit Facility, due April 2003, that provides for borrowings of up to $100.0 million subject to certain limitations on both leverage and interest coverage, as defined in the Senior Credit Facility. At December 31, 1998, interest on the Senior Credit Facility was at the prime rate plus a margin ranging from 0 to 75 basis points or at a eurodollar rate plus a margin ranging 117.5 to 200.0 basis points, depending on the Company's leverage ratio as defined in the Senior Credit Facility. The weighted average interest rate for borrowings was approximately 7.3% at December 31, 1998. At December 31, 1998, the Company had $22.0 million outstanding under the Senior Credit Facility, $9.4 million in cash and approximately $10.0 million of additional borrowing availability on the Senior Credit Facility.

         In July 1998 and March 1999, the Senior Credit Facility was amended to revise certain definitions pertaining to financial covenants. The amendments provided for the allowance of certain adjustments to the calculation of EBITDA, as that term is defined in the Senior Credit Facility, to offset among other things, the effect of the General Motors strike (see "Effect of Strike at General Motors"). In addition, the Senior Credit Facility was amended to change the definition of net worth to exclude accumulated foreign currency translation and change the net worth floor, as defined. As a result of the General Motors strike, the Company was in default of a net worth covenant at December 31, 1998. The default was waived as part of the March 1999 amendment by Comerica Bank on behalf of itself and as agent for the lenders.

         For the year ended December 31, 1998, net cash provided by operating activities was approximately $10.2 million as compared to $6.2 million for the year ended December 31, 1997. The increase, as compared to the prior year, was primarily related to an increase in non-cash expenses and a net favorable change in working capital.

         For the year ended December 31, 1998, EBITDA was $20.2 million as compared to $13.0 million for the year ended December 31, 1997. The increase, as compared to the prior year, was primarily due to incremental gross profit on increased sales. In 1998, the Company's EBITDA was reduced by $6.8 million due to certain uncontrollable and non-recurring events as noted below:

(i) $4.8 million as a result of the General Motors strike (see "Effect of Strike at General Motors") and,

(ii) $2.0 million as a result of certain charges associated with the issuance of the Company's Senior Subordinated Notes and the establishment of the Company's Senior Credit Facility (see "Extraordinary Expenses and Refinancing Charges").

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

         The Company's liquidity is affected by both the cyclical nature of its business and levels of net sales to its major customers. The Company's ability to meet its working capital and capital expenditure requirements and debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. However, the Company believes that its existing borrowing ability and cash flow from operations will be sufficient to meet its liquidity requirements in the foreseeable future.

         Capital expenditures for year ended December 31, 1998 were $12.9 million, as compared to $9.4 million for the year ended December 31, 1997. Capital expenditures primarily related to various investments in machinery and equipment for new and replacement programs. The Company believes its capital expenditures, exclusive of any potential acquisitions, will be approximately $28.0 million in 1999, $16.0 million in 2000 and $12.0 million in 2001. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities. Capital requirements for 1999 and 2000 include significant expenditures for new DaimlerChrysler programs, including the 2000 model year NS minivan and 2001.5 model year KJ Jeep Cherokee.

         The Company expects to make new tooling expenditures of approximately $24.0 million in 1999 in connection with the DaimlerChrysler 2000 model year NS minivan and 2001.5 model year KJ Jeep Cherokee programs. Tooling expenditures may be greater or less than currently anticipated as the result of changes in DaimlerChrysler's tooling requirements. These expenditures represent costs incurred by the Company in the development of new tooling used in the manufacture of the Company's products. Once customer approval is obtained for the manufacture of these products, the Company will be reimbursed for these costs by DaimlerChrysler and the tooling will become the property of DaimlerChrysler. The Company expects to be fully reimbursed for these tooling expenditures by January 2001.

EFFECT OF STRIKE AT GENERAL MOTORS

         The United Auto Workers union began a strike at two General Motors' parts plants in early June 1998. The strike caused a disruption of General Motors' parts-supply chain and forced it to close nearly all of its North American assembly plant operations until the strike was resolved in late July 1998. As a result of the strike, the Company temporarily discontinued shipping parts to General Motors. The Company resumed shipping to General Motors in August 1998, however, the Company did not achieve pre-strike sales volumes until late September 1998 due to production delays at General Motors on certain programs that Company supplies parts. As a result of the strike, the Company's sales and gross profit for the year ended December 31, 1998 were reduced by approximately $10.8 million and $4.8 million, respectively.

EXTRAORDINARY EXPENSES AND REFINANCING CHARGES

         On April 28, 1998, the Company completed a refinancing and retired substantially all long-term debt that was outstanding prior to the issuance of $120.0 million of Senior Subordinated Notes. The Company recorded an extraordinary loss of $0.5 million, net of $0.1 tax benefit on the early extinguishment of debt. The Company also recorded non-recurring expenses totaling $2.0 million as a result of the refinancing on April 28, 1998. These expenses were comprised of (i) a $0.6 million non-recurring loss on foreign exchange associated with the retirement of indebtedness and (ii) a $1.4 million non-recurring expense under deferred compensation agreements.

FOREIGN CURRENCY

        The results of operations of one of the Company's subsidiaries are reported in Canadian currency and then translated into U.S. dollars at the applicable exchange rate for inclusion in the Company's consolidated financial statements. This subsidiary accounted for approximately 40% of the Company's net sales in 1998. The appreciation of the U.S. dollar against this foreign currency will have a negative impact on the reported sales and operating income of this subsidiary as consolidated into the Company and will increase the accumulated translation adjustment in the Company's consolidated balance sheet. The Company believes the relative weakening of the Canadian dollar in 1998 reduced the Company's reported sales and operating income by approximately $6.5 million and $1.0 million, respectively, as compared to 1997. This has no impact on cash flow and the Company did not incur any material foreign currency gains or losses as a result of operations during 1998 or 1997.

SCRAP STEEL PRICES

         The Company has agreements to sell scrap metal that results when a steel blank is not entirely used in its manufacturing processes. Prices for scrap metal are based on the prevailing market rate and this revenue is recorded as a reduction to the Company's cost of sales. Market prices for scrap metal declined significantly during 1998 and the Company believes that this trend is related to increased foreign imports of steel which have lowered steel production requirements for U.S. mills and the demand for scrap metal. At December 31, 1998, the Company believes the average market price for scrap steel had fallen to approximately $60 per ton compared to $150 per ton at December 31, 1997 and if this market trend continues, it could have an material adverse effect on the Company's financial condition and results of operations.

YEAR 2000 COMPLIANCE

         GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS. The Company has determined that it will be required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that certain software and hardware used in production and manufacturing systems (hereafter also referred to as operating equipment) is at risk. Affected systems include automated assembly lines and related robotic technologies used in various aspects of the manufacturing process. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

         STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE. For its information technology exposures, the Company expects to fully complete software replacement, including testing and implementation, no later than June 30, 1999. Once replacements or modifications for certain affected software are selected and tailored for the Company's use, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 80% of its remediation and testing and has implemented approximately 50% of its remediated systems. Completion of the testing for all significant systems is expected by June 30, 1999 and the company expects that all remediated systems fully tested and implemented by September 30, 1999. The remediation of operating equipment is approximately 60% complete and the Company expects to complete its remediation efforts for operating equipment by June 30, 1999. Once testing is complete, the operating equipment will be ready for immediate use. The testing and implementation of operating equipment is expected to be fully completed by September 30, 1999.

         NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000. The Company is in the process of working with its key customers and suppliers to ensure that the Company's systems that interface directly with such third parties are Year 2000 compliant by June 30, 1999. The Company has completed approximately 70% of its remediation and testing efforts on these systems and expects this to be completed by June 30, 1999. Implementation efforts are approximately 50% complete and are expected to be fully completed by September 30, 1999. The Company understands that key customers are in the process of making their accounts payable systems Year 2000 compliant and that this will be completed prior to December 31, 1999. The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         COSTS. The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.8 million, and is being funded through operating cash flows. To date, the Company has incurred approximately $1.5 million ($0.2 million expensed and $1.3 million capitalized for new systems and equipment) related to both its Year 2000 project and ordinary business expenditures that also addressed the Year 2000 Issue. Of the total remaining costs, approximately $0.1 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software, and implementation consulting fees which will be expensed as incurred.

         RISKS. The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to effectively manufacture and ship certain products. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         CONTINGENCY PLAN. The Company has contingency plans for certain critical applications, and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. The Company expects to have these contingency plans formally documented by September 30, 1999.


Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK QUANTITATIVE AND QUALITATIVE ANALYSIS.

         The Company's Canadian subsidiary manufactures and sells certain products in Canada. This Canadian subsidiary also operates in the Canadian dollar and its functional currency is the Canadian dollar. As a result, the Company's net assets in Canada (defined as total Canadian assets less total Canadian liabilities) are exposed to exchange rate changes between the U.S. dollar and the Canadian dollar which can result in foreign currency translation adjustments. As of December 31, 1998, the Company's net assets subject to foreign currency translation totaled $9.0 million and the potential loss from a hypothetical 10% adverse change in the foreign exchange rate would be approximately $0.9 million.


INTEREST RATE RISK QUALITATIVE AND QUANTITATIVE ANALYSIS.


         Borrowings on the Company's $100.0 million revolving Senior Credit Facility, due April 2003, are at variable interest rates and therefore related interest expense is sensitive to changes in the general level of U.S. interest rates. The Company had $22.0 million outstanding on the Senior Credit Facility at December 31, 1998 with a weighted average interest rate of 7.3%. A significant portion of the Company's interest expense has been fixed through long-term borrowings on the Company's $120.0 million of Senior Subordinated Notes, due May 2008. The fixed interest rate on the Senior Subordinated Notes is 9.625%. Borrowings on both the Senior Credit Facility and the Senior Subordinated Notes approximated fair market value at December 31, 1998.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The response to this item is submitted as a separate section of this Form 10-K. See Item 14.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of all executive officers and directors of the Company are as follows:

                   NAME                     AGE                          POSITION
                   ----                     ---                          --------
Delmar O. Stanley.........................  58     President, Chief Executive Officer and Director
David J. Woodward.........................  41     Vice President of Finance, Chief Financial Officer,
                                                     Treasurer and Director
Randolph J. Agley.........................  56     Chairman of the Board
Michael T. Timmis.........................  59     Vice Chairman of the Board
Wayne C. Inman............................  52     Secretary and Director
Michael T.J. Veltri.......................  42     Vice President
Kris R. Pfaehler..........................  43     Vice President of Business Development

Directors of the Company are elected each year at the Annual Meeting of Stockholders to serve for the ensuing year or until their successors are elected and qualified. The officers of the Company are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year or until their successors are elected and qualified.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid each of the Company's four highest paid executive officers and significant employees for fiscal year 1998.

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                              ---------------------------------------------------------
                                                                                    OTHER ANNUAL      ALL OTHER
NAME AND TITLE                                    YEAR       SALARY        BONUS    COMPENSATION   COMPENSATION(1)
--------------                                    ----      --------      --------  ------------   ---------------
Delmar O. Stanley,............................    1998      $400,000      $ 94,500  $      7,025   $       793,848
  President & Chief Executive Officer(2)          1997       250,000        95,650         8,108           663,338
                                                  1996       250,000            --        13,072           145,000

David J. Woodward,............................    1998       220,000        51,303         4,077           248,077
  Vice President of Finance, Chief Financial      1997       174,300        47,000         3,101           353,621
  Officer & Treasurer                             1996       162,000        44,000        10,293                --

Michael T.J. Veltri,..........................    1998       420,000       230,000        41,999           248,077
  Vice President(3)                               1997       380,000            --        39,726            36,375
                                                  1996        55,178            --         5,331                --

Kris R. Pfaehler,.............................    1998       147,500        39,700         4,966           208,385
Vice President of Business Development            1997       137,500        37,000         4,977           274,423
                                                  1996       125,000        25,000        10,019                --

---------------------------

(1) Includes amounts earned under the Company's equity ownership plan, deferred compensation agreements and profit sharing plans.
(2) Mr. Stanley's employment with the Company commenced on January 1, 1996.
(3) Mr. Veltri's employment with the Company commenced on November 8, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SECURITYHOLDERS

     The authorized capital stock of the Company consists of 25,000 shares of Class A Voting Common Stock, of which 4,074 were issued and outstanding as of March 30, 1999, and 250,000 shares of Class B Non-voting Common Stock, of which 158,853 were issued and outstanding as of March 30, 1999. The holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the shareholders generally, including the election of directors. The holders of Class B Non-voting Common Stock are not entitled to vote.

     The following table sets forth information regarding beneficial ownership of the Common Stock of the Company as of March 30, 1999 by each person known by the Company to be the beneficial owner of more than 5% of its stock, each director of the Company, each named executive officer of the Company and all executive officers and directors of the Company as a group. The number of shares of Class B Non-voting Common Stock allocated to Messrs. Stanley, Woodward, Veltri and Pfaehler represents options under the Company's Equity Ownership Plan.

                                                           NUMBER OF SHARES OF   NUMBER OF SHARES OF
                                                             CLASS A VOTING      CLASS B NON-VOTING
                                                              COMMON STOCK          COMMON STOCK
            NAME AND ADDRESS OF BENEFICIAL OWNER              (% OF CLASS)*         (% OF CLASS)+
            ------------------------------------           -------------------   ------------------
Randolph J. Agley.....................................         2,165(i)(ii)          33,540
c/o Talon L.L.C.                                               (53.1%)                (17.5%)
350 Talon Centre
Detroit, Michigan 48207
Judith A. Agley.......................................         1,328                 24,227
c/o Talon L.L.C.                                               (32.6%)(i)             (12.6%)
350 Talon Centre
Detroit, Michigan 48207
James R. Agley........................................           354                 10,585
c/o Talon L.L.C.                                                (8.7%)                 (5.5%)
350 Talon Centre
Detroit, Michigan 48207
Joseph A. Agley.......................................           300(ii)             10,585
c/o Talon L.L.C.                                                (7.4%)                 (5.5%)
350 Talon Centre
Detroit, Michigan 48207
Michael T. Timmis.....................................         1,473(iii)               679
c/o Talon L.L.C.                                               (36.2%)                 (0.4%)
350 Talon Centre
Detroit, Michigan 48207
Nancy E. Timmis.......................................         1,428(iii)            41,214
c/o Talon L.L.C.                                               (35.1%)                (21.5%)
350 Talon Centre
Detroit, Michigan 48207
Wayne C. Inman........................................            41                  9,735(iv)
c/o Talon L.L.C.                                                (1.0%)                 (5.1%)
350 Talon Centre
Detroit, Michigan 48207
Delmar O. Stanley.....................................            --                 13,034(v)
c/o Talon Automotive Group, Inc.                                                       (6.8%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084
David J. Woodward.....................................            --                  4,073(vi)
c/o Talon Automotive Group, Inc.                                                       (2.1%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084
Michael T.J. Veltri...................................            --                  4,073(vii)
c/o Talon Automotive Group, Inc.                                                       (2.1%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084
Kris R. Pfaehler......................................            --                  3,421(viii)
c/o Talon Automotive Group, Inc.
900 Wilshire Drive                                                                     (1.8%)
Suite 203
Troy, Michigan 48084

All current Executive Officers and Directors as a Group.....   3,679                 79,395
                                                               (90.3%)                (41.4%)

---------------------------
 * Percentage calculations based on 4,074 shares of Class A Voting Common Stock outstanding as of March 30, 1999.

 + Percentage calculations based on 191,600 shares of Class B Non-voting Common Stock, which consists of 158,853 shares Class B Non-voting Common Stock outstanding as of March 30, 1999 and stock options granted as of March 30, 1999 to acquire an additional 32,747 such shares.

(i) Includes 1,328 shares held in trust for Judith Agley and subject to a voting trust agreement which irrevocably grants Mr. Agley the power to vote such shares.

(ii) Includes 300 shares held in trust for Mr. Agley's son, Joseph A. Agley, for which Mr. Agley shares in the voting power as co-trustee.

(iii) Includes 1,428 shares held in trust for Nancy Timmis and subject to a voting trust agreement which irrevocably grants Mr. Timmis the power to vote such shares.

(iv) Includes 8,146 shares of Class B Non-voting Common Stock Mr. Inman has the right to acquire pursuant to the exercise of outstanding stock options.

(v) Mr. Stanley has the right to acquire these shares of Class B Non-voting Common Stock pursuant to the exercise of outstanding stock options.

(vi) Mr. Woodward has the right to acquire these shares of Class B Non-voting Common Stock pursuant to the exercise of outstanding stock options.

(vii) Mr. Veltri has the right to acquire these shares of Class B Non-voting Common Stock pursuant to the exercise of outstanding stock options.

(viii) Mr. Pfaehler has the right to acquire these shares of Class B Non-voting Common Stock pursuant to the exercise of outstanding stock options.

  Item 13.  Certain Relationships and Related Transactions

         The Company uses the services of the law firm of Timmis & Inman L.L.P. as general counsel. Michael T. Timmis is a senior partner in the firm, and Wayne
C. Inman was formerly a senior partner and of Counsel. The Company believes that its arrangements with Timmis & Inman L.L.P. for legal services are on terms at least as favorable as could have been obtained from non-affiliated persons.

         The Company leases certain of its manufacturing facilities from Maria Veltri, the spouse of Michael T. J. Veltri, Vice President and Director of the Company. The table below sets forth certain information for these leases:

         AFFILIATED                                     LEASE         LEASE       ANNUAL BASE
           PERSON          LOCATION                  COMMENCEMENT   TERMINATION      RENT
         ----------        --------                  ------------   -----------   -----------
Maria Veltri...........  Windsor, Ontario, Canada        1994          2002       $    75,772
Maria Veltri...........  Windsor, Ontario, Canada        1993          2002            37,368

         Although the terms of these leases are not the result of arms-length bargaining, the Company believes that such leases are on terms no less favorable to the Company than would have been obtained if such transactions or arrangements were arms-length transactions with non-affiliated persons.

         Talon L.L.C., an affiliate of the Company beneficially owned and controlled by the shareholders of the Company, has previously provided certain consulting and administrative services to the Company, including benefit plan administration assistance, accounting/financial assistance, tax assistance and acquisition support pursuant to a service agreement dated July 1, 1997. In 1997, the Company paid Talon L.L.C. an annual fee of $1,150,000 for such services. Effective April 1, 1998, the Company entered into an amended services agreement with Talon L.L.C. to provide, among other things, for a continuation of such services on a year-to-year basis, subject to termination by either party and a fee of $500,000 annually.

         The Company provides certain consulting and administrative services to G&L Industries, Inc. ("G&L"), an affiliate of the Company, beneficially owned and controlled by the shareholders of the Company. Services provided include accounting/financial assistance, information systems support services, acquisition assistance, and marketing and business development support services. During 1998, 1997 and 1996, the Company received fees of approximately $250,000, $1,600,000 and $1,950,000, respectively, for such services. Effective January 1, 1998, all G&L sales, engineering and program management personnel, previously located at the Company, were transferred to G&L. Effective July 1, 1998, the Company discontinued fees under the agreement with G&L. The Company will continue to provide limited services to G&L on a year-to-year basis, subject to termination of the agreement by either party.

         Certain of the Company's officers (i.e., Delmar O. Stanley, David J. Woodward and Wayne C. Inman) are also officers of G&L. In addition, certain of the Company's officers (i.e., Delmar O. Stanley, David J. Woodward, Michael T.
J. Veltri and Kris R. Pfaehler) perform some limited services for G&L and are entitled to receive deferred compensation from G&L based upon the increase in value of G&L over a certain threshold. Additionally, under the terms of the agreement, Delmar O. Stanley, David J. Woodward, Michael T.J. Veltri and Kris R. Pfaehler will devote a portion of their time to the management and operations of G&L.

         Michael T.J. Veltri, individually and/or as Trustee u/a/d December 17, 1992 ("Mr. Veltri"), is owed certain amounts by Veltri Metal Products Co., the Company's Canadian Subsidiary. On November 8, 1996, the Company purchased all of the outstanding capital stock of several related companies constituting the Veltri Group from Mr. Veltri and Maria Veltri, his spouse, pursuant to a stock purchase agreement. Pursuant to such stock purchase agreement, Mr. Veltri is to be paid certain earn-out amounts, denominated in Canadian dollars, for each of the calendar years 1998 and 1999, based upon the amount by which the combined EBIT (as defined in the agreement) of the Veltri Group, exceeds a certain threshold. The maximum aggregate earn-out amount payable to Mr. Veltri is not to exceed $15,000,000 (Canadian). The 1998 earn-out amount of $12,470,000 (Canadian) is expected to be paid in April 1999, including interest at the prime rate from December 31, 1998. The 1999 earn-out, if any, will be paid on March 31, 2000, including interest from December 31, 1999. In addition, the Veltri Group repaid an outstanding promissory note in 1998 totaling $748,746, including interest of $90,421, to Mr. Veltri in connection with the stock purchase agreement.

         The Company participates in several group casualty and property insurance plans with affiliated companies. Such plans include workers' compensation, general/products liability, automobile liability, fiduciary liability, umbrella/excess liability, property insurance and crime insurance.

         The casualty insurance plans for workers' compensation, general/ products liability and automobile liability provide for specific loss retention. Insurance is carried to limit self-insurance per occurrence to $250,000 for workers' compensation and general/products liability and $100,000 for automobile liability. For the current policy year ending April 1, 1999, the aggregate annual loss retention for the group plans is $3,500,181 for automobile, general/products liability and for workers' compensation. At December 31, 1998, the self-insurance liability estimate for prior years, based upon insurance carrier case reserves and internal loss development projections, was $1,082,422. The Company's share of this liability estimate was $468,184 and this amount was fully accrued by the Company at December 31, 1998.
One hundred percent of each retained loss is allocated to the responsible affiliate company. The Company has also caused letters of credit totaling $1,175,000 to be issued based upon the Company's credit, which stand as sole security for such retention. The affiliated companies in this program have, in the past, been financially able to meet their commitments under the program but there can be no assurance that they will continue to be able to do so in the future. The affiliated companies in this program, excluding the Company, had annual sales of approximately $118,247,000 for the calendar year 1998 and a combined book net worth of approximately $8,287,000 at December 31, 1998. The Company believes it receives substantial economic benefit as a result of participating in the group insurance program. The Company will continue to review the cost of participation in the group program on each renewal date to determine if its continued participation in the group program is justified.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a) The following documents are filed as a part of this report:

1.             Financial Statements

               The following consolidated financial statements and notes of Talon Automotive Group, Inc. and subsidiaries are filed herewith.

               Consolidated Balance Sheets at December 31, 1998 and December 31, 1997.

               Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1998.

               Consolidated Statements of Comprehensive Income (Loss) and Stockholders' Equity for each of the years in the three-year period ended December 31, 1998.

               Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998.

               Notes to Consolidated Financial Statements.

               Report of Independent Auditor

               All Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

2.             Financial Statement Schedules

               None.

               All financial statement schedules have been omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.

3.             Exhibits

               Exhibits marked with one asterisk below were filed as Exhibits to the Company's Registration Statement on Form S-4 (No. 333-56461); the Exhibit marked with two asterisks below was filed as an Exhibit to the Company's Form 10-Q dated October 3, 1998, and are incorporated herein by reference.


               (a) Exhibits:

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
--------                    -----------------------
 3.1 Articles of Incorporation of Talon Automotive Group, Inc. (the "Company"), as amended, including Certificate of Merger dated as of November 27, 1997, Certificate of Assumed name dated as of April 9, 1998, Certificate of Merger/Consolidation dated as of April 28, 1998, and Certificates of Share Exchange dated as of April 28, 1998 *
 3.2 Articles of Incorporation of VS Holdings, Inc. ("VS Holdings"), as amended, including Certificate of Merger/Consolidation dated as of April 28, 1998, Certificate of Share Exchange dated as of April 28, 1998, and Articles of Share Exchange dated as of April 28, 1998 *
 3.3      Articles of Incorporation of Veltri Holdings USA, Inc.
          ("Veltri Holdings"), including Certificate of Share Exchange

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
--------                    -----------------------

          dated as of April 28, 1998 *
 3.4      Certificate of Status and Order of Amalgamation of Veltri
          Metal Products Co. ("Veltri Metal Products") *
 3.5      By-laws of the Company *
 3.6      By-laws of VS Holdings *
 3.7      By-laws of Veltri Holdings *
 3.8      Articles of Association of Veltri Metal Products Co. *
 3.9 Agreement and Plan of Merger dated as of April 28, 1998 by and between VS Holdings and VS Holdings No. 2, Inc. *
 3.10 Agreement and Plan of Merger dated as of April 28, 1998 by and between Production Stamping, Inc. ("PSI"), Hawthorne
          Metal Products Company ("Hawthorne"), and J&R Manufacturing
          Inc. ("J&R") *
 3.11 Agreement and Plan of Merger dated as of April 28, 1998 by and between the Company and TAG L.L.C. *
 3.12 Agreement and Plan of Share Exchange dated as of April 28, 1998 by and between the Company and VS Holdings *
 3.13 Agreement and Plan of Share Exchange dated as of April 28, 1998 by and between the Company and Veltri Holdings *
 4 Indenture dated as of April 28, 1998 by and among the Company, as Issuer, VS Holdings, Veltri Holdings, and Veltri
          Metal Products, as Guarantors, and U.S. Bank Trust National Association, as Trustee *
 4.1      Form of 9 5/8% Senior Subordinated Note Due 2008, Series B *
 4.2      Form of Guarantee *
10.1 (a) Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders *
10.1 (b) First Amendment to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders **
10.2 Pledge Agreement dated as of April 28, 1998 by and between the Company and Comerica Bank *
10.3 Mortgage Agreement dated as of April 28, 1998 by and between the Company and Comerica Bank *
10.4 Security Agreements dated as of April 28, 1998 between each of the Company, VS Holdings, and Veltri Holdings and Comerica Bank *
10.5 Guaranty Agreements dated as of April 28, 1998 between each of the Company, VS Holdings, Veltri Metal Products and Veltri Holdings and Comerica Bank *
10.6 Debenture Agreement dated as of April 28, 1998 by and between Veltri Metal Products and Comerica Bank *
10.7 Debenture Pledge Agreement dated as of April 28, 1998 by and between Veltri Metal Products and Comerica Bank *
10.8      Agreement dated as of April 28, 1998 by and among Michael T.
          J. Veltri ("Mr. Veltri"), Veltri Metal Products, VS
          Holdings, Veltri Holdings and the Company *
10.9      Amended and Restated Promissory Note dated as of April 28,
          1998 by Veltri Metal Products in favor of Mr. Veltri *
10.10 Unconditional Guaranty dated as of April 28, 1998 by the Company, VS Holdings, and Veltri Holdings in favor of Mr.
          Veltri *
10.11 Security Agreement dated as of April 28, 1998 by the Company, its subsidiaries, VS Holdings and Veltri Holdings in favor of Mr. Veltri *
10.12 Mortgage dated as of April 28, 1998 by and between the Company, as mortgagor, and Mr. Veltri, as mortgagee *
10.13     First Amendment to Stock Purchase Agreement dated as of
          April 28, 1998 by and among Mr. Veltri, Veltri Metal
          Products, VS Holdings and Veltri Holdings *
10.14 Intercreditor Agreement dated as of April 28, 1998 between and among Mr. Veltri and Comerica Bank
10.15 Registration Rights Agreement dated as of April 28, 1998 by and among the Company, VS Holdings, Veltri Holdings, and Veltri Metal Products, Salomon Brothers Inc and Credit Suisse First Boston Corporation *

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
--------                    -----------------------

10.16     Stock Purchase Agreement dated as of November 8, 1996 by and among Mr. Veltri, Maria Veltri and the Company *
10.17 Stock Purchase Agreement dated as of October 17, 1997, as amended, by and among the former shareholders of PSI and the Company *
10.18 Purchase Agreement dated as of September 30, 1996 by and among the former shareholders of J&R and the Company *
10.19     Employment Agreement dated as of November 27, 1995, as
          amended on January 1, 1998, by and between the Company and
          Delmar O. Stanley ("Mr. Stanley") *
10.20     Employment Agreement dated as of November 8, 1996 by and
          between the Company and Mr. Veltri *
10.21     Non-Compete Agreement dated as of November 8, 1996 by and
          between the Company and Mr. Veltri *
10.22     Severance Agreement dated as of February 6, 1996 by and
          between the Company and David Woodward ("Mr. Woodward") *
10.23     Severance Agreement dated as of February 7, 1996 by and
          between the Company and Kris Pfaehler *
10.24     Consolidated Equity Ownership Plan and Agreements thereunder by and between the Company and each of Mr. Stanley, Mr.
          Woodward, Mr. Pfaehler, and Wayne C. Inman ("Mr. Inman") *
10.25     Deferred Compensation Agreements by and between the Company and each of Mr. Stanley, Mr. Woodward, and Mr. Pfaehler *
10.26     Talon L.L.C. 401(k) Plan, as amended *
10.27     Veltri Holdings 401(k) Plan *
10.28     Executive Bonus Program of the Company *
10.29     Lease Agreement by and between the Company and Maria Veltri dated August 1, 1994 *
10.30     Lease Agreement by and between the Company and Maria Veltri dated July 1, 1993 *
10.31     Amended and Restated Agreement dated as of April 28, 1998, by and between the Company and Talon L.L.C. *
10.32 Loan and Facility Agreements dated as of April, 1997 between and among Veltri Metal Products and Export Development Corporation *
21        Subsidiaries and Affiliates of the Company
23        Consent of Independent Auditors
27        Financial Data Schedule


          (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company for the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, State of Michigan on the 31st day of March, 1999.

                                          TALON AUTOMOTIVE GROUP, INC.

                                          By:     /s/ DAVID J. WOODWARD

                                            ------------------------------------
                                            David J. Woodward
                                            Vice President of Finance,
                                            Chief Financial Officer and
                                            Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on March 31, 1999.

SIGNATURE                                        TITLE
---------                                        -----

/s/ DELMAR O. STANLEY              President, Chief Executive Officer
- -------------------------        and Director (Principal Executive Officer)
Delmar O. Stanley

/s/ DAVID J. WOODWARD              Vice President of Finance, Chief
- -------------------------        Financial Officer, Treasurer and Director
David J. Woodward                  (Principal Financial and Accounting Officer)

/s/ RANDOLPH J. AGLEY              Chairman of the Board
- -------------------------
Randolph J. Agley

/s/ MICHAEL T. TIMMIS              Vice Chairman of the Board
- -------------------------
Michael T. Timmis

/s/ WAYNE C. INMAN                 Secretary and Director
- -------------------------
Wayne C. Inman

/s/ MICHAEL T.J. VELTRI            Director
- -------------------------
Michael T. J. Veltri

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Talon Automotive Group, Inc.

         We have audited the accompanying consolidated balance sheets of Talon Automotive Group, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Talon Automotive Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of operations and cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

                                ERNST & YOUNG LLP

Detroit, Michigan
March 12, 1999
except for Note 18, as to which the date is March 26, 1999

                          TALON AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)



                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998           1997         1996
                                                              ---------      ---------     ---------
Net sales ...............................................     $ 249,821      $ 158,718     $  71,029
Cost of sales ...........................................       218,803        136,163        58,120
                                                              ---------      ---------     ---------
  Gross profit ..........................................        31,018         22,555        12,909

Operating expenses
  Selling, general and administrative expenses ..........        18,614         13,788         8,375
  Amortization expense ..................................         1,417            587           115
  Special compensation ..................................         1,359          1,343            --
                                                              ---------      ---------     ---------
     Income from operations .............................         9,628          6,837         4,419

Other expenses
  Interest ..............................................        12,293          4,599         1,754
  Foreign currency ......................................           570            117           302
                                                              ---------      ---------     ---------
                                                                 12,863          4,716         2,056
                                                              ---------      ---------     ---------
Income (loss) before income taxes and extraordinary
items....................................................        (3,235)         2,121         2,363
Provision for income taxes ..............................         3,358          1,325            94
                                                              ---------      ---------     ---------
Income (loss) before extraordinary items ................        (6,593)           796         2,969
                                                              ---------      ---------     ---------
Extraordinary items (loss on early retirement of debt),
net of applicable income tax benefit ....................           553             --            --
                                                              ---------      ---------     ---------
Net income (loss) .......................................     $  (7,146)     $     796     $   2,269
                                                              =========      =========     =========

                            See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                DECEMBER 31,
                                                         ------------------------
                                                            1998           1997
                                                         ---------      ---------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...........................  $   9,412      $   1,233
  Accounts receivable .................................     42,580         36,021
  Inventory ...........................................     16,003         13,019
  Reimbursable tooling ................................      6,618          6,328
  Prepaid expenses ....................................      2,266          2,765
                                                         ---------      ---------
     Total current assets .............................     76,879         59,366

Property, plant and equipment .........................    104,036         94,194
  Less accumulated depreciation .......................     38,814         31,723
                                                         ---------      ---------
  Net property, plant and equipment ...................     65,222         62,471

Goodwill, less amortization of $1,611 ($465 in 1997) ..     52,490         43,298
Deferred financing costs, less amortization of $462
($187 in 1997) ........................................      5,209            680
Other .................................................        420            679
                                                         ---------      ---------
                                                         $ 200,220      $ 166,494
                                                         =========      =========
            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank line of credit .................................  $      --      $   2,651
  Accounts payable ....................................     33,333         31,043
  Accrued liabilities .................................     24,527          9,472
  Deferred tooling revenue ............................         --          1,423
  Current portion of capital leases ...................        869            720
  Current portion of long term debt ...................        994         33,463
                                                         ---------      ---------
     Total current liabilities ........................     59,723         78,772

Long term debt ........................................    143,648         67,844
Capital leases ........................................      2,182          2,637
Other liabilities .....................................         --          1,276
Deferred income taxes .................................      1,712          1,364

SHAREHOLDERS' EQUITY
Common stock ..........................................      1,250          1,250
Paid-in capital .......................................      1,413          1,413
Retained earnings .....................................     (7,015)        12,168
Accumulated other comprehensive income
(translation adjustment) ..............................     (2,693)          (230)
                                                         ---------      ---------
                                                            (7,045)        14,601
                                                         ---------      ---------
                                                         $ 200,220      $ 166,494
                                                         =========      =========


                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                                                        ADDITIONAL                OTHER
                                               COMMON    PAID-IN     RETAINED     COMPREHENSIVE
                                               STOCK     CAPITAL     EARNINGS     INCOME           TOTAL
                                               ------   ----------   --------   ---------------   --------
Balance at January 1, 1996...................  $    2   $      636   $ 12,098   $          --   $ 12,736

Comprehensive income:
     Net Income for 1996.....................      --           --      2,269              --      2,269
     Currency translation adjustment.........      --           --         --             (76)       (76)
                                                                                                --------
     Comprehensive income....................                                                      2,193

Recapitalization.............................      98          (98)        --              --         --
Capital contribution.........................   1,050           --         --              --      1,050
Distribution to shareholders.................      --           --     (1,578)             --     (1,578)
                                               ------   ----------   --------   -------------   --------
Balance at December 31, 1996.................   1,150          538     12,789             (76)    14,401

Comprehensive income:
     Net income for 1997.....................      --           --        796              --        796
     Currency translation adjustment.........      --           --         --            (154)      (154)
                                                                                                --------
     Comprehensive income....................                                                        642

Capital contribution.........................     100          875         --              --        975
Distribution to shareholders.................      --           --     (1,417)             --     (1,417)
                                               ------   ----------   --------   -------------   --------
Balance at December 31, 1997.................   1,250        1,413     12,168            (230)    14,601

Comprehensive income:
     Net loss for 1998.......................      --           --     (7,146)             --     (7,146)
     Currency translation adjustment.........      --           --         --          (2,463)    (2,463)
                                                                                                --------
     Comprehensive income....................                                                     (9,609)

Distribution to shareholders.................      --           --    (12,037)             --    (12,037)
                                               ------   ----------   --------   -------------   --------
Balance at December 31, 1998.................  $1,250   $    1,413   $ (7,015)  $      (2,693)  $ (7,045)
                                               ======   ==========   ========   =============   ========


                            See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                         YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                   1998          1997           1996
                                                                ---------      ---------      ---------
OPERATING ACTIVITIES
Net income (loss) .........................................     $  (7,146)     $     796      $   2,269
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization ...........................        11,113          6,279          3,419
  Deferred taxes and other non-cash items .................           650            465             93
Changes in operating asset and liabilities:
  Accounts receivable .....................................        (6,559)        (1,507)        (2,715)
  Inventories .............................................        (2,984)        (4,779)         1,339
  Prepaid expenses ........................................          (955)        (1,574)         1,427
  Accounts payable ........................................         2,290          3,287            485
  Accrued liabilities .....................................        15,058          3,602             --
  Other liabilities .......................................        (1,276)          (403)            --
                                                                ---------      ---------      ---------
Net cash provided by operating activities .................        10,191          6,166          6,317

INVESTING ACTIVITIES
Additions to property and equipment .......................       (12,901)        (9,389)        (3,942)
Proceeds from sale of equipment ...........................           573            (43)             2
Acquisitions, less cash acquired ..........................       (10,727)       (51,739)        (5,462)
                                                                ---------      ---------      ---------
Net cash used in investing activities .....................       (23,055)       (61,171)        (9,402)

FINANCING ACTIVITIES
Net increase (decrease) in short term borrowings ..........        (2,651)           295        (15,769)
Proceeds from long term borrowings ........................       143,950         63,345         45,271
Payments on long term debt ................................      (100,922)        (7,792)       (24,053)
Capital contribution ......................................          --              975          1,050
Deferred financing costs ..................................        (4,834)          (104)          (688)
Distributions to shareholders .............................       (12,037)        (1,417)        (1,578)
                                                                ---------      ---------      ---------
  Net cash provided by financing activities ...............        23,506         55,302          4,233
Translation adjustment ....................................        (2,463)          (154)           (76)
                                                                ---------      ---------      ---------
NET INCREASE IN CASH ......................................         8,179            143          1,072
Cash at of beginning of year ..............................         1,233          1,090             18
                                                                ---------      ---------      ---------
Cash at end of year .......................................     $   9,412      $   1,233      $   1,090
                                                                =========      =========      =========

                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998

                          (DOLLAR AMOUNTS IN THOUSANDS)


1. ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements of the Company include the accounts of Talon Automotive Group, Inc. and its domestic and foreign subsidiaries which include Veltri Metal Products Co., VS Holdings, Inc., and Veltri Holdings USA, Inc. (collectively the "Veltri Group"), all of which are wholly-owned by the Company. All significant intercompany transactions and account balances have been eliminated in consolidation.

2. DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS

         The primary business of the Company is the manufacture of automotive stampings and assemblies used as original equipment components by North American automotive manufacturers in the production of sport utility vehicles, mini-vans, other light trucks and passenger cars. The Company primarily operates from fifteen facilities in the United States and Canada. The hourly employees of the Company are represented by various union locals of the United Auto Workers, Canadian Auto Workers and United Steel Workers.

USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

RECLASSIFICATIONS

         Certain items in the Company's 1997 financial statements have been reclassified to conform with the presentation used in 1998.

CASH AND CASH EQUIVALENTS

         The Company considers cash on hand, deposits in banks and short-term marketable securities with maturities of 90 days or less as cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The fair value of the Company's bank lines of credit and long-term debt approximates the recorded amounts at December 31, 1998 since their respective interest rates approximate the December 31, 1998 market rates for similar debt instruments.

REIMBURSABLE TOOLING

         Reimbursable tooling represents costs incurred by the Company in the development of new tooling used in the manufacture of the Company's products. Once customer approval is obtained for the manufacture of a new product, the Company is reimbursed by the customer for the cost of the tooling, at which time the tooling becomes the property of the customer. Provisions are made for losses in the year in which the losses are first determinable.

INVENTORIES

         Inventories are stated at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. The Company provides for depreciation, principally using the straight-line method, over 30 years for building improvements and over 5 to 20 years for machinery and equipment. Upon retirement or disposal, the asset cost and related accumulated depreciation is removed from the accounts and the net amount, less proceeds, is charged or credited to income. Expenditures for renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

DEFERRED FINANCING COSTS

         Deferred financing costs are amortized over the term of the debt.

GOODWILL

         Goodwill represents the excess of cost over the fair value of tangible net assets acquired and is amortized over 40 years using the straight-line method.

IMPAIRMENT OF ASSETS

         Impairment losses related to long lived assets and goodwill related to those assets, are recognized when expected future cash flows are less than the carrying value of the assets. If indications of impairment are present, the Company evaluates the carrying value of the assets in relationship to the future undiscounted cash flows of the underlying operations. The Company adjusts the net book value of the assets to fair value if the sum of the expected future cash flows is less than book value.

REVENUE RECOGNITION

         Revenue from sales is recorded upon shipment of product to the customer. The Company recognizes revenue with respect to reimbursable tooling contracts on the completed contract basis. Provisions are made for losses in the year in which the losses are first determinable. At December 31, 1997, deferred tooling revenue included progress billings of $1,659, net of pre-production tooling costs of $236. The Company had no deferred tooling revenue recorded at December 31, 1998.

FOREIGN CURRENCY TRANSLATION

         All balance sheet items denominated in a foreign currency (i.e. Canadian dollars) are translated into United States dollars at the rate of exchange in effect as of the balance sheet date. For revenues, expenses, gains and losses, an appropriately weighted average exchange rate for the respective periods is used.

COMPREHENSIVE INCOME

         Comprehensive income is presented as part of the Company's consolidated statement of changes in shareholders' equity. The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanent investments and no provision for U.S. federal or state income tax benefits on the related translation adjustments has been provided.

IMPACT OF ACCOUNTING STANDARDS ADOPTED IN YEAR ENDED DECEMBER 31, 1998

         The Company has adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The adoption of SOP 98-5 did not materially affect the results of operations or financial position of the Company.

         In 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company has adopted this Statement and there was no impact on the Company as it operates in only one segment.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999, with earlier adoption encouraged. At this time, the Company has not adopted Statement 133 but has not entered into any derivative or hedging activity and accordingly does not anticipate the provisions of Statement 133 will affect future results of operations or financial position.

3. ACQUISITIONS

     The following acquisitions have been completed since 1996:

               COMPANY                     DATE ACQUIRED             AGGREGATE PURCHASE PRICE
               -------                     -------------             ------------------------
J&R..................................    September 30, 1996                   $ 6,278
Veltri Group.........................    November 8, 1996                     $33,961
PSI..................................    December 8, 1997                     $52,323

         Acquisitions have historically been financed through bank lines of credit and long-term borrowings. All acquisitions have been accounted for by the purchase method of accounting. The purchase price, including acquisition costs, is allocated to the assets and liabilities acquired based upon their respective fair values. The excess of the purchase price over the fair value of the net tangible assets acquired is classified as goodwill and amortized over a period of 40 years. The accompanying consolidated financial statements include the results of operations for acquired entities from their respective dates of acquisition.

         The Veltri Group purchase agreement provides for additional payments based on the earnings of the Veltri Group, as defined, for 1997, 1998 and 1999. Such additional consideration is accounted for as additional purchase price (goodwill) and will be amortized over the then remaining goodwill amortization period. Additional consideration amounted to approximately $8,117 and $700 in 1998 and 1997, respectively.

         The following information represents the results of operations on a pro forma basis for the year ended December 31, 1997, as if the acquisitions referred to above had occurred at the beginning of the year of acquisition, and after giving effect to certain adjustments including increased depreciation and amortization of property and equipment and increased interest expense for acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of these dates nor are the results indicative of the Company's future results of operations.

                                       Year ended December 31,
                                       -----------------------
                                          1997        1996
                                          ----        ----
Proforma net sales...............        $229,417   $219,205
Proforma net income..............           2,124      1,955


4. MAJOR CUSTOMERS

         Sales are made primarily to automotive original equipment manufacturers and their suppliers. Following is a summary of net production sales to such key customers as a percentage of total net production sales:

                                                      1998     1997      1996
                                                     ------   ------    ------
DaimlerChrysler.....................................  45.6%    45.8%     21.3%
General Motors......................................  23.3%     8.8%     15.4%
Ford................................................  10.4%    18.1%     47.3%
Other...............................................  20.7%    27.3%     16.0%
                                                     -----    -----     -----
                                                     100.0%   100.0%    100.0%
                                                     =====    =====     =====

      Accounts receivable from these customers at December 31 is as follows:

                                                               1998         1997
                                                              -------      -------
DaimlerChrysler............................................   $18,253      $17,749
General Motors.............................................     6,683        5,202
Ford.......................................................     3,271        3,533
Other......................................................    14,373        9,537
                                                              -------      -------
                                                              $42,580      $36,021
                                                              =======      =======

5. INVENTORIES

     Inventory is comprised of the following at December 31:

                                                                  1998      1997
                                                                -------   -------
Raw material................................................    $ 4,935   $ 5,031
Work in process.............................................      6,084     3,996
Finished goods..............................................      4,984     3,992
                                                                -------   -------
                                                                $16,003   $13,019
                                                                =======   =======

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of the following at December 31:

                                                                 1998       1997
                                                               --------   -------
Land and improvements.......................................   $  1,424   $ 1,414
Buildings and improvements..................................     19,240    16,834
Machinery and equipment.....................................     81,399    74,120
Furniture and fixtures......................................      1,973     1,826
                                                               --------   -------
                                                                104,036    94,194
Less accumulated depreciation...............................     38,814    31,723
                                                               --------   -------
Net carrying amount.........................................   $ 65,222   $62,471
                                                               ========   =======

The Company recorded depreciation expense of $9,696 and $5,692 in 1998 and 1997, respectively.


7. SELF-INSURANCE

         The Company participates in a self-insurance pool for workers' compensation, general and automobile liability. Insurance is carried to limit self-insurance per occurrence to $250 for workers' compensation, $250 for general liability and $100 for automobile liability. Aggregate retention is established by policy year to pool total loss experience with affiliated companies. The Company provided $723, $928, and $592 in 1998, 1997 and 1996, respectively, for claims reported and claims incurred but not reported. The Company's self-insurance reserves totaled $980, $1,221 and $610 at December 31, 1998, 1997 and 1996, respectively. These amounts are included in accrued liabilities in the balance sheets.

         The Company is also self-insured for health care. Insurance is carried to limit self-insurance per occurrence to $150. The companies provided $1,541, $1,633, and $961 in 1998, 1997, and 1996, respectively, for employee group health insurance.


8. BANK LINE OF CREDIT

         At December 31, 1997, J&R Manufacturing, had a $4,000 short-term secured bank line of credit, with interest at 0.50% above the prime rate (9.0% at December 31, 1997) due April 1998. Borrowings under the agreement amounted to $2,651 at December 31, 1997. Borrowings on this line of credit were repaid in 1998 and it was terminated in connection with the Company's issuance of Senior Subordinated Notes.

         The Veltri Group, has a $3,254 credit facility through the Export Development Corporation (the "EDC Facility"). Funds under the EDC Facility are available only to support tooling programs. At December 31, 1998 and 1997, outstanding borrowings were $1,949 and $0, respectively.

9. LONG TERM DEBT

     The Company completed a reorganization and refinancing on April 28, 1998 (see Note 17). As a result of these events, substantially all debt outstanding at December 31, 1997 was retired and consolidated by the Company in 1998. The components of long term debt consisted of the following at December 31:

                                                                                       1998             1997
TALON AUTOMOTIVE GROUP, INC.                                                         --------         --------
Senior subordinated notes, semiannual interest payments
  at 9.625%, principal due May 2008.......................                           $120,000         $     --
Revolving senior credit facility, due April 2003,
  interest at the prime rate plus a margin ranging 0 to
  75 basis points or Eurodollar plus a margin ranging
  117.5 to 200 basis points (weighted average of 7.3%
  at December 31, 1998) ...................................                            22,000               --

HAWTHORNE:
Term note payable in quarterly installments including
  interest at 2.25% above the Eurodollar rate (8.4375% as of
  December 31, 1997) due October 2003.......................                               --            8,285
Acquisition Loan payable in quarterly installments including interest at 3.25% above the Eurodollar rate (9.4375% as of
  December 31, 1997) due October 2003.......................                               --            8,214
Mortgage note payable in quarterly installments including
  interest at 2.25% above the Eurodollar rate (8.4375% as of
  December 31, 1997) due October 2011.......................                               --            4,247
Equipment term loan with a bank, payable quarterly,
  including interest, at the Eurodollar rate plus the
  applicable margin as defined by the agreement (8.4375% as
  of December 31, 1997).....................................                               --            3,736
$8,500 line of credit agreement and a swing loan agreement
  with maximum borrowings totaling the lesser of $500 and
  the amount by which the maximum line of credit exceeds the current outstanding line of credit balance. Borrowings for the line of credit and the swing loan bear interest at the
  Eurodollar rate plus 2.25% ($2,000 at 8.4375% at December
  31, 1997) and at the prime rate plus .50% ($3,368 at 9.0%
  at December 31, 1997). The loans are due in October 1999.
  On a quarterly basis, the loans provide for a commitment
  fee of 0.375% of the average amount by which the maximum
  line of credit amount exceeds the daily amount of unused
  credit and outstanding letters of credit..................                               --            5,368

VELTRI GROUP:
$17,326 line of credit agreement and a swing loan agreement
  with maximum borrowings totaling the lesser of $500 and
  the amount by which the line of credit maximum exceeds the current outstanding line of credit balance.  Borrowings
  under the line of credit bear interest based on the prime
  rate (ranging from 6.3% to 8.5% at December 31, 1997). The loans are due in November 1999 and provides for a
  commitment fee of 0.25% of the average daily amount of
  unused credit and outstanding letters of credit...........                               --           12,371
Bank term note payable in quarterly installments including
  interest at 2.0% above the Eurodollar rate (6.71% as of
  December 31, 1997) due November 2003......................                               --            8,175
Note payable to former owner of Veltri Group, due in monthly installments including interest at the prime rate (8.5% at
  December 31, 1997) commencing on March 1, 2001, due March
  2004......................................................                               --              658
$4,954 equipment acquisition line of credit with a bank,
  payable quarterly, including interest at the Eurodollar or prime rate plus an applicable margin, as defined in the
  agreement (8.0% at December 31, 1997).....................                               --            1,800
$3,254 tooling facility with EDC, payable quarterly, including interest based on a Eurodollar rate less an applicable margin,
  as defined in the agreement (   % at December 31, 1998)....                           1,949               --


                                                                                       1998             1997
                                                                                     --------         --------
J&R:
Term note payable to bank in monthly installments plus
  interest at 0.75% above the prime rate, (9.25% as of
  December 31, 1997), due October 2001......................                         $     --         $    731
Employment obligation to former owners payable monthly
  through September 2001, discounted at 8.5%. The obligation
  is guaranteed by Hawthorne................................                              693              945
Promissory note payable to former owners in quarterly
  installments plus interest at 2.0% above the prime rate,
  (10.5% as of December 31, 1997) due September 1999........                               --              146

PSI:
Bank term note with interest at the Eurodollar or prime rate
  (8.5% at December 31, 1997), payable quarterly beginning
  March 1998 with final balance due December 2001...........                               --            8,000
Equipment note payable to bank with interest at the
  Eurodollar or prime rate (8.5% at December 31, 1997),
  payable quarterly beginning March 1998 with final balance
  due December 2004.........................................                               --            6,775
Promissory notes payable to shareholders with interest of
  1.0% above the prime rate (9.5% at December 31, 1997), due
  July 1998.................................................                               --           24,500
$11,500 revolving note payable to bank with interest at the
  Eurodollar or prime rate (8.5% at December 31, 1997)
  expiring December 1999....................................                               --            7,356
                                                                                     --------         --------
Total long term debt........................................                         $144,642         $101,307
Less current portion........................................                             (994)         (33,463)
                                                                                     --------         --------
                                                                                     $143,648         $ 67,844
                                                                                     ========         ========

         Long term debt is secured by substantially all assets of the Company. The Senior Credit Facility and Senior Subordinated Notes contain certain covenants, the more restrictive of which require the maintenance of leverage and debt service coverage ratios. The agreements also place limits on the purchase or sale of property and equipment, and restrict distributions of earnings to shareholders. Retained earnings at December 31, 1998 were restricted under the Senior Credit Facility.

Scheduled maturities of long term debt for the companies are as follows:

                                                                TOTAL
                                                               -------
1999........................................................   $   994
2000........................................................     1,648
2001........................................................        --
2002........................................................        --
Thereafter..................................................   142,000
                                                              --------
Total.......................................................  $144,642
                                                              ========

         The Company paid interest of approximately $9,527, $3,152, $1,614 in 1998, 1997 and 1996, respectively, of which $0, $0 and $54 was capitalized as construction in progress in 1998, 1997 and 1996, respectively.

10. EMPLOYEE BENEFIT ARRANGEMENTS

DEFINED BENEFIT PLANS

     The Company's Hawthorne division has a noncontributory defined benefit retirement plan covering substantially all hourly employees. Benefits under the plan are based upon years of service multiplied by a specified amount. The Company's general funding policy is to make contributions based on the plan's normal cost plus amortization of prior service costs over a period not to exceed 30 years. Plan assets are held in the Talon Group Profit Sharing Trust, which invests in various debt and equity securities.

      The following table sets forth the certain information for the plan as of December 31:

                                                                1998        1997        1996
                                                               ------      ------      ------
Components of net periodic benefit cost:

Service cost                                                      108          93          85
Interest cost                                                     169         154         148
Expected return on assets                                        (186)       (148)       (121)
Amortization of unrecognized transition obligation/(asset)         (5)         (5)         (5)
Amortization of unrecognized prior service cost                    12          12          (9)
                                                               ------      ------      ------
Net periodic pension cost                                          98         106          98
                                                               ======      ======      ======
Changes in benefit obligation:

Benefit obligation at beginning of year                         2,465       2,100
Service cost                                                      108          93
Interest cost                                                     169         154
Benefits paid                                                    (112)       (112)
Changes in liability due to reduction in interest rate
and census experience                                              --         230
                                                               ------      ------
Benefit obligation at end of year                               2,630       2,465
                                                               ======      ======
Change in plan assets:

Fair value of assets at beginning of year                       2,046       1,714
Actual return on assets                                           186         363
Contributions                                                     214          81
Benefits paid                                                    (112)       (112)
                                                               ------      ------
Fair value of assets at end of year                             2,334       2,046
                                                               ======      ======
Funded status of the plan:

Funded status as of the end of the year                          (296)       (419)
Unrecognized net (asset)/obligation at transition                 (38)        (44)
Unrecognized prior service cost                                   172         184
Unrecognized net (gain)/loss                                     (146)       (145)
                                                               ------      ------
(Accrued)/prepaid pension cost                                   (308)       (424)
                                                               ======      ======


         The weighted average discount rate used to determine the actuarial present value of the projected benefit obligations was 7.0% in 1998, 7.5% in 1997 and 1996. The expected long-term rate of return on plan assets was 8.5% in 1998, 1997 and 1996.

         The Company's PSI division has a noncontributory defined benefit retirement plan covering substantially all hourly employees. The plan was frozen as of June 30, 1997 and was terminated in 1998. The Company expects to distribute all benefits under this plan to participants in 1999.

         As of December 31, 1998, the projected benefit obligation for the PSI plan was $2,338 and the value of the PSI plan assets was $1,903.

PROFIT SHARING PLAN

         The Company has a defined contribution profit sharing plan covering substantially all salaried employees. The plan allows eligible employees to make voluntary, tax-deferred contributions of up to 7.5% of compensation not to exceed statutory limits. The Company matches up to 50% of the employees' contributions, limited to 3% of each participant's compensation. In addition, the plan provides for discretionary contributions by the Company as determined by the Board of Directors. The Company's contributions to the plan amounted to approximately $457, $115 and $147 in 1998, 1997 and 1996, respectively.

DEFERRED COMPENSATION

         Effective January 1, 1997, the Company entered into agreements with certain key employees that provide for deferred compensation. Deferred compensation benefits were determined based on increases in the value of the Company, as defined, through December 31, 1996 and based on a percentage of shareholder distributions, as defined, made during 1997 and 1998. The Company accrues deferred compensation as amounts are allocated to the accounts of participants under the terms of the agreements. As a result of the issuance of Senior Subordinated Notes in 1998, vesting of deferred compensation allocations was accelerated subject to a forfeiture of 33% percent per year during 1999 and 2000. Deferred compensation expense charged to operations amounted to $1,359 in 1998, $1,343 in 1997, and $0 in 1996.


11. EQUITY OWNERSHIP PLAN

         Under the equity ownership plan, the Company provides the opportunity for certain executive employees to be granted the right to purchase shares of the Company's common stock at pre-determined prices. These rights to purchase stock are hereby referred to as "stock options" for purposes of this footnote. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The employee stock options are subject to certain vesting periods and employment requirements. All options expire on January 1, 2018. One stock option was immediately vested and exercisable on December 31, 1996. All other stock options begin vesting on January 1, 1999 and become fully vested and exercisable on January 2, 2003. Pro forma information regarding net income is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the minimal value method for non-public companies with the following weighted-average assumptions; risk-free interest rate of 6.0%, dividend yield of 0.0%, and a weighted-average expected life of the options of 7 years. For the purpose of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the stock options' vesting period. The Company's pro forma information follows:

                                              Year Ended December 31:
                                              -----------------------
                                               1998     1997    1996

Pro forma net income (loss)..................($7,160)   $466   $2,269


         The Company granted stock options to purchase up to 32,747 shares of the Company's common stock on December 31, 1996, and these options remained in effect as of December 31, 1998. As of December 31, 1998, 1997 and 1996, the Company had authorized 8,146 shares and no stock options had been exercised. The weighted average fair value of the stock options granted on December 31, 1996 was $12.21 per share. The weighted average exercise price of the stock options at December 31, 1998 and 1997 ranged from $183 to $288 per share.

12. INCOME TAXES

         The Company's shareholders have elected under the provisions of the Internal Revenue Code to be treated as an S Corporation for federal income tax purposes, except for the Company's Canadian subsidiaries (the "Veltri Group"). As a result, the taxable income of these companies is included in the taxable income of the individual shareholders, and no provision for federal income taxes has been included in the statement of income. At December 31, 1998 the carrying amount of the Veltri Group's net assets exceeded the tax basis by approximately $3,200. The Veltri Group is subject to Canadian income tax.

    The components of the provision for income taxes is as follows:

                                                             1998        1997       1996
                                                             ----       ------     ------
Current...................................................   $2,943     $  143     $   --
Deferred..................................................      415      1,182         94
                                                             ------     ------     ------
                                                             $3,358     $1,325     $   94
                                                             ======     ======     ======

    The components of deferred income taxes is as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                 1998       1997       1996
                                                                ------     ------     ------
Liabilities:
  Depreciation..............................................    $1,575     $1,585     $1,393
  Other.....................................................       298        176        100
                                                                ------     ------     ------
                                                                 1,873      1,761      1,493
Assets:
  Loss carry forward........................................        --        246      1,029

  Product warranty..........................................       125     146      189
  Other.....................................................        36       5       --
                                                                ------  ------  -------
                                                                   161     397    1,218
                                                                ------  ------  -------
Net deferred tax liability..................................    $1,712  $1,364  $   275
                                                                ======  ======  =======

         The reconciliation of income taxes computed at the statutory tax rates and the provision for income taxes is as follows:

                                                            1998        1997      1996
                                                          --------     ------    ------
Taxes at statutory rates...............................   $  2,888     $  997    $ 850
Income not subject to corporate tax....................         --         (4)    (846)
Effect of foreign tax..................................         --        152       --
Non-deductible items...................................        124        121       90
Other..................................................        346         59       --
                                                          --------     ------    -----
                                                          $ 3,358      $1,325    $  94
                                                          ========     ======    =====


         Veltri Group paid income taxes of $128, $94, and $183 in 1998, 1997 and 1996, respectively.


13. COMMITMENTS AND CONTINGENCIES

         The Company leases certain warehouse space, automobiles, trucks and trailers and machinery and equipment under operating and capital leases expiring on various dates through December 1, 2000. As of December 31, 1998, minimum lease rental payments due under these leases are as follows:

                                                               OPERATING     CAPITAL
                                                               ---------    ---------
1999.......................................................        4,060        1,149
2000.......................................................        3,650          893
2001.......................................................        3,183          599
2002.......................................................        2,052          468
2003.......................................................        1,506          381
Thereafter.................................................        2,078          440
                                                               ---------    ---------
     Total minimum lease payments..........................    $  16,529        3,930
                                                               =========
Amount representing interest...............................                      (879)
                                                                            ---------
Present value of net minimum lease payments................                 $   3,051
                                                                            =========

         The Company incurred rent expense for all operating leases of approximately $3,192, $1,565 and $874 in 1998, 1997 and 1996, respectively. The Company had outstanding letters of credit amounting to $1,867, $1,615 and $1,075 in 1998, 1997 and 1996, respectively.

         At December 31, 1998, the Company had entered into commitments to purchase approximately $4,700 of new machinery and tooling equipment.


14. CAPITAL STRUCTURE

         The authorized capital stock of the Company consist of 25,000 shares of Class A Voting Common Stock of which 4,074 were issued and outstanding as of December 31, 1998 in an amount of $925, and 250,000 shares of Class B
Non-voting Common Stock, of which 158,853 were issued and outstanding in an amount of $325.

15. RELATED PARTY TRANSACTIONS

     The Company leases certain of its manufacturing facilities from Maria Veltri, the spouse of Michael T. J. Veltri, Vice President and Director of the Company. The table below sets forth certain information for these leases:

            AFFILIATED                                  LEASE          LEASE      ANNUAL BASE
              PERSON        LOCATION                 COMMENCEMENT   TERMINATION      RENT
            ----------      --------                 ------------   -----------   -----------
Maria Veltri...........  Windsor, Ontario, Canada        1994          2002       $    75,772
Maria Veltri...........  Windsor, Ontario, Canada        1993          2002            37,368

         The Company has a business services agreement with Talon L.L.C., an affiliated company owned by the shareholders of the Company, under which the Company receives services of risk management, benefits management, tax preparation and other services from Talon L.L.C. Fees incurred under the agreement aggregated $645, $1,150 and $850 in 1998, 1997 and 1996, respectively. In connection with the issuance of the Company's Senior Subordinated Notes in April 1998, fees under this agreement were limited to $500 per year.

         The Company provides certain consulting and administrative services to G&L Industries, Inc. ("G&L"), an affiliate of the Company, beneficially owned and controlled by the shareholders. The Company received fees of approximately $250, $1,600, and $1,950 in 1998, 1997 and 1996, respectively for such services which are included as an offset against selling, general and administrative expenses. The Company discontinued charging G&L fees under this agreement in July 1998.


16.   SUPPLEMENTAL GUARANTOR INFORMATION

         Veltri Metal Products Co., VS Holdings, Inc. and Veltri Holdings USA, Inc. (collectively the "Veltri Group") are wholly owned subsidiaries of the Company and constitute all of the direct and indirect subsidiaries of the Company. All members of the Veltri Group have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Senior Subordinated Notes. In addition, there are no restrictions on the ability of the Veltri Group to transfer funds to the Company in the form of cash dividends, loans or advances, except as follows: (i) pursuant to the Veltri Group purchase agreements among the Veltri Group and its former owners, the Veltri Group agreed not to make any loans or advances to any person (including the Company) until certain earn-out provisions for the former owners have been satisfied; and (ii) pursuant to the Senior Credit Facility agreement the Veltri Group agreed not to (a) declare or pay any dividends on, or make any other distribution with respect to any shares of capital stock; or (b) make loans, advances or extensions of credit to any person (except for credit sales in the ordinary course of business and loans to affiliates in an aggregate amount not to exceed $15 million U.S. dollars at any time outstanding); and (iii) pursuant to the indenture agreement for the Company's Senior Subordinated Notes, the Veltri Group is prohibited from making loans or advances to the Company if a default or event of default shall have occurred under the indenture.

         Management does not believe that separate financial statements of each of these members of the Veltri Group are material to investors. Therefore, separate financial statements and other disclosures concerning members of the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:

                                                     AS OF DECEMBER 31:
                                                  1998              1997
                                                --------          --------
   Current assets                               $ 33,990          $ 25,886
   Non-current assets                             34,510            26,937
   Current liabilities                            17,290            17,456
   Non-current liabilities                        42,137            33,727


                                                  YEAR ENDED DECEMBER 31:
                                                  1998              1997
                                                --------          --------

   Net sales                                    $100,512          $ 75,710
   Gross profit                                   20,022            13,813
   Net income                                      2,293             1,362

17. REORGANIZATION, REFINANCING AND SHAREHOLDER DISTRIBUTION

         In April 1998, the Company issued $120,000 of 9.625% Senior Subordinated Notes and received net proceeds of approximately $116,000 after issuance costs. The Company used the net proceeds to retire existing indebtedness. The Company is required to make scheduled semi-annual interest payments on the Notes of approximately $5.8 million on May 1 and November 1 each year until their maturity on May 1, 2008 or unless the Notes are redeemed earlier.

         In connection with the issuance of the Notes, the Company was reorganized and a special shareholder distribution of $10,000 was made concurrent with the issuance of the Notes. To effect the reorganization, the combined capital stock of Talon Automotive Group, LLC, Hawthorne Metal Products, Co., J&R Manufacturing, Inc. and Production Stamping, Inc. (collectively the "Talon Entities"), were merged into the Company. The Veltri Group became wholly owned subsidiaries of the Company. The reorganization was accounted for retroactively as if it were a pooling of interest with no change made to the carrying bases of the assets.

         The equity ownership agreements of the Talon Entities were restated such that the resultant stock options in the Company were equivalent to those previously existing in each of the Talon Entities. The deferred compensation agreements of the Talon Entities were amended to discontinue future contributions under these agreements, excluding up to $300 in additional deferred compensation which can be earned by one participant, and annual increases on all vested amounts at the rate of 6% per year

         The Company recorded extraordinary and non-recurring expenses totaling $2.5 million as a result of the refinancing on April 28, 1998. These expenses were comprised of (i) a $0.5 non-recurring extraordinary loss, net of $0.1 tax benefit, on the early extinguishment of debt, (ii) a $0.6 non-recurring loss on foreign exchange associated with the retirement of indebtedness and (iii) a $1.4 non-recurring expense under deferred compensation agreements.


18. SUBSEQUENT EVENTS

         In March 1999, the Company's Senior Credit Facility agreement was amended to revise certain definitions pertaining to financial covenants. The amendments provided for the allowance of certain adjustments to the calculation of EBITDA, as that term is defined in the agreement, to offset among other things, the effect of the General Motors strike. In addition, the definition of net worth was amended to exclude the full impact of the General Motors strike. The Company was in default of a net worth covenant under the senior credit facility at December 31, 1998 and this was waived by the banks as part of this amendment.

                                Exhibit Index

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
--------                    -----------------------
 3.1 Articles of Incorporation of Talon Automotive Group, Inc. (the "Company"), as amended, including Certificate of Merger dated as of November 27, 1997, Certificate of Assumed name dated as of April 9, 1998, Certificate of Merger/Consolidation dated as of April 28, 1998, and Certificates of Share Exchange dated as of April 28, 1998 *
 3.2 Articles of Incorporation of VS Holdings, Inc. ("VS Holdings"), as amended, including Certificate of Merger/Consolidation dated as of April 28, 1998, Certificate of Share Exchange dated as of April 28, 1998, and Articles of Share Exchange dated as of April 28, 1998 *
 3.3      Articles of Incorporation of Veltri Holdings USA, Inc.
          ("Veltri Holdings"), including Certificate of Share Exchange dated as of April 28, 1998 *
 3.4      Certificate of Status and Order of Amalgamation of Veltri
          Metal Products Co. ("Veltri Metal Products") *
 3.5      By-laws of the Company *
 3.6      By-laws of VS Holdings *
 3.7      By-laws of Veltri Holdings *
 3.8      Articles of Association of Veltri Metal Products Co. *
 3.9 Agreement and Plan of Merger dated as of April 28, 1998 by and between VS Holdings and VS Holdings No. 2, Inc. *
 3.10 Agreement and Plan of Merger dated as of April 28, 1998 by and between Production Stamping, Inc. ("PSI"), Hawthorne
          Metal Products Company ("Hawthorne"), and J&R Manufacturing
          Inc. ("J&R") *
 3.11 Agreement and Plan of Merger dated as of April 28, 1998 by and between the Company and TAG L.L.C. *
 3.12 Agreement and Plan of Share Exchange dated as of April 28, 1998 by and between the Company and VS Holdings *
 3.13 Agreement and Plan of Share Exchange dated as of April 28, 1998 by and between the Company and Veltri Holdings *
 4 Indenture dated as of April 28, 1998 by and among the Company, as Issuer, VS Holdings, Veltri Holdings, and Veltri
          Metal Products, as Guarantors, and U.S. Bank Trust National Association, as Trustee *
 4.1      Form of 9 5/8% Senior Subordinated Note Due 2008, Series B *
 4.2      Form of Guarantee *
10.1 (a) Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders *
10.1 (b) First Amendment to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders **
10.2 Pledge Agreement dated as of April 28, 1998 by and between the Company and Comerica Bank *
10.3 Mortgage Agreement dated as of April 28, 1998 by and between the Company and Comerica Bank *
10.4 Security Agreements dated as of April 28, 1998 between each of the Company, VS Holdings, and Veltri Holdings and Comerica Bank *
10.5 Guaranty Agreements dated as of April 28, 1998 between each of the Company, VS Holdings, Veltri Metal Products and Veltri Holdings and Comerica Bank *
10.6 Debenture Agreement dated as of April 28, 1998 by and between Veltri Metal Products and Comerica Bank *
10.7 Debenture Pledge Agreement dated as of April 28, 1998 by and between Veltri Metal Products and Comerica Bank *
10.8      Agreement dated as of April 28, 1998 by and among Michael T.
          J. Veltri ("Mr. Veltri"), Veltri Metal Products, VS
          Holdings, Veltri Holdings and the Company *
10.9      Amended and Restated Promissory Note dated as of April 28,
          1998 by Veltri Metal Products in favor of Mr. Veltri *
10.10 Unconditional Guaranty dated as of April 28, 1998 by the Company, VS Holdings, and Veltri Holdings in favor of Mr.
          Veltri *
10.11 Security Agreement dated as of April 28, 1998 by the Company, its subsidiaries, VS Holdings and Veltri Holdings in favor of Mr. Veltri *
10.12 Mortgage dated as of April 28, 1998 by and between the Company, as mortgagor, and Mr. Veltri, as mortgagee *
10.13     First Amendment to Stock Purchase Agreement dated as of
          April 28, 1998 by and among Mr. Veltri, Veltri Metal
          Products, VS Holdings and Veltri Holdings *
10.14 Intercreditor Agreement dated as of April 28, 1998 between and among Mr. Veltri and Comerica Bank *
10.15 Registration Rights Agreement dated as of April 28, 1998 by and among the Company, VS Holdings, Veltri Holdings, and Veltri Metal Products, Salomon Brothers Inc and Credit Suisse First Boston Corporation *

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
--------                    -----------------------

10.16     Stock Purchase Agreement dated as of November 8, 1996 by and among Mr. Veltri, Maria Veltri and the Company *
10.17 Stock Purchase Agreement dated as of October 17, 1997, as amended, by and among the former shareholders of PSI and the Company *
10.18 Purchase Agreement dated as of September 30, 1996 by and among the former shareholders of J&R and the Company *
10.19     Employment Agreement dated as of November 27, 1995, as
          amended on January 1, 1998, by and between the Company and
          Delmar O. Stanley ("Mr. Stanley") *
10.20     Employment Agreement dated as of November 8, 1996 by and
          between the Company and Mr. Veltri *
10.21     Non-Compete Agreement dated as of November 8, 1996 by and
          between the Company and Mr. Veltri *
10.22     Severance Agreement dated as of February 6, 1996 by and
          between the Company and David Woodward ("Mr. Woodward") *
10.23     Severance Agreement dated as of February 7, 1996 by and
          between the Company and Kris Pfaehler *
10.24     Consolidated Equity Ownership Plan and Agreements thereunder by and between the Company and each of Mr. Stanley, Mr.
          Woodward, Mr. Pfaehler, and Wayne C. Inman ("Mr. Inman") *
10.25     Deferred Compensation Agreements by and between the Company and each of Mr. Stanley, Mr. Woodward, and Mr. Pfaehler *
10.26     Talon L.L.C. 401(k) Plan, as amended *
10.27     Veltri Holdings 401(k) Plan *
10.28     Executive Bonus Program of the Company *
10.29     Lease Agreement by and between the Company and Maria Veltri dated August 1, 1994 *
10.30     Lease Agreement by and between the Company and Maria Veltri dated July 1, 1993 *
10.31     Amended and Restated Agreement dated as of April 28, 1998, by and between the Company and Talon L.L.C. *
10.32 Loan and Facility Agreements dated as of April, 1997 between and among Veltri Metal Products and Export Development Corporation *
21        Subsidiaries and Affiliates of the Company
23        Consent of Independent Auditors
27        Financial Data Schedule


          (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company for the year ended December 31, 1998.