Form 10-Q
period 1999-03-31
TALON AUTOMOTIVE GROUP INC
filed 1999-05-17
CIK 1061800

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999, OR


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


               Yes     x                        No
                   ----------                      ----------


APPLICABLE ONLY TO CORPORATE USERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares Outstanding

                          Class                    at May 17, 1999

               -----------------------------      -------------------

               Class A Voting Common Stock                  4,074

               Class B Non-Voting Common Stock            158,853


                        Exhibit Index located at page 10

                     TALON AUTOMOTIVE GROUP, INC. FORM 10 Q




TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:


        Consolidated Statements of Operations (unaudited) for the Three Months                                3
        Ended April 3, 1999 and April 4, 1998


        Consolidated Balance Sheets at April 3, 1999 (unaudited) and                                          4
        December 31, 1998


        Consolidated Statements of Changes in Shareholders' Equity (unaudited)                                5
        for the Three Months Ended April 3, 1999 and April 4, 1998


        Consolidated Statements of Cash Flows (unaudited) for the Three Months                                6
        Ended April 3, 1999 and April 4, 1998


        Notes to Consolidated Financial Statements (unaudited)                                                7



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS                              10
        OF OPERATIONS



PART II OTHER INFORMATION


Item 1    Legal Proceedings                                       Not Applicable

Item 2    Changes in Securities                                   Not Applicable

Item 3    Defaults upon Senior Securities                         Not Applicable

Item 4    Submission of Matters to a Vote of Securities Holders   Not Applicable

Item 5    Other Information                                       Not Applicable

Item 6    Exhibits and Reports on Form 8-K                        (a)Exhibit 10
                                                                     Exhibit 27

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    THREE MONTHS ENDED:
                                         ---------------------------------------
                                                  April 3,           April 4,
                                                   1999               1998
Net sales                                        $ 71,020           $ 71,071
Cost of sales                                      63,566             61,329
                                                 --------           --------

     Gross profit                                   7,454              9,742

Operating expenses:
SG&A                                                5,539              4,784
Amortization                                          379                371
                                                 --------           --------

Income from operations                              1,536              4,587

Other expenses:
     Interest                                       4,014              2,390
     Foreign currency                                   2                142
                                                 --------           --------

Income (loss) before income taxes                  (2,480)             2,055

Provision for income taxes                            877                771

                                                 --------           --------
Net income (loss)                                $ (3,357)          $  1,284
                                                 ========           ========



                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                     April 3, 1999         December 31, 1998
                                                     -------------         -----------------
                         ASSETS

CURRENT ASSETS
     Cash                                              $  12,266               $   9,412
     Accounts receivable                                  41,689                  42,580
     Inventory                                            15,097                  16,003
     Reimbursable tooling                                  5,942                   6,618
     Prepaid expenses                                      4,269                   2,266
                                                       ---------               ---------
Total current assets                                      79,263                  76,879

Property, plant and equipment                            112,250                 104,036
     Less accumulated depreciation                        41,474                  38,814
                                                       ---------               ---------
     Net property, plant and equipment                    70,776                  65,222

Goodwill, net                                             52,676                  52,490
Deferred financing costs, net                              5,299                   5,209
Other assets                                                 401                     420
                                                       ---------               ---------

                                                       $ 208,415               $ 200,220
                                                       =========               =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $  36,866               $  33,333
     Accrued liabilities                                  29,963                  24,527
     Current portion of capital leases                       872                     869
     Current portion of long term debt                     1,012                     994
                                                       ---------               ---------
          Total current liabilities                       68,713                  59,723

Long term debt                                           145,523                 143,648
Capital leases                                             2,032                   2,182
Deferred income taxes                                      1,756                   1,712


SHAREHOLDERS' EQUITY
Common stock                                               1,250                   1,250
Paid in capital                                            1,413                   1,413
Retained earnings                                        (10,372)                 (7,015)
Accumulated other comprehensive income
(foreign currency translation)                            (1,900)                 (2,693)
                                                       ---------               ---------
         Total Shareholders' equity                       (9,609)                 (7,045)
                                                       ---------               ---------

                                                       $ 208,415               $ 200,220
                                                       =========               =========



                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                             THREE MONTHS ENDED APRIL 4, 1998
                                         -------------------------------------------------------------------------

                                                                                      ACCUMULATED
                                                                                         OTHER
                                             COMMON        PAID-IN       RETAINED    COMPREHENSIVE
                                             STOCK         CAPITAL       EARNINGS       INCOME         TOTAL
                                         -------------------------------------------------------------------------

Balance at January 1, 1998 ...                  $ 1,250       $ 1,412       $ 12,168        $ (230)      $ 14,600

Net income .....................                                               1,284                        1,284
Foreign currency translation..                                                                (163)          (163)
                                                                                                   ---------------
Comprehensive income..........                                                                              1,121

Distributions .........                                                         (475)                        (475)
                                         -------------------------------------------------------------------------

Balance at April 4, 1998 ...                    $ 1,250       $ 1,412       $ 12,977        $ (393)      $ 15,246
                                         =========================================================================



                                                               THREE MONTHS ENDED APRIL 3, 1999
                                         -------------------------------------------------------------------------

                                                                                      ACCUMULATED
                                                                                         OTHER
                                             COMMON        PAID-IN       RETAINED    COMPREHENSIVE
                                             STOCK         CAPITAL       EARNINGS       INCOME         TOTAL
                                         -------------------------------------------------------------------------

Balance at January 1, 1999 ...                  $ 1,250       $ 1,413       $ (7,015)     $ (2,693)      $ (7,045)

Net loss .....................                                                (3,357)                      (3,357)
Foreign currency translation..                                                                 793            793
                                                                                                   ---------------
Comprehensive income..........                                                                             (2,564)

                                         -------------------------------------------------------------------------

Balance at April 3, 1999 ...                    $ 1,250       $ 1,413       $(10,372)     $ (1,900)      $ (9,609)
                                         =========================================================================





                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                          THREE MONTHS ENDED:
                                                      --------------------------
                                                       April 3,       April 4,
                                                         1999           1998
                                                         ----           ----
Operating Activities:
Net Income                                            $(3,357)       $ 1,284
Depreciation and amortization                           2,929          2,705
Other non-cash expenses                                   195             71

Change in operating assets and liabilities:
     Accounts receivable                                  891           (538)
     Inventory                                            906           (657)
     Reimbursable tooling                                 676         (1,161)
     Prepaid expenses                                  (2,003)        (1,887)
     Accounts payable                                   3,533          6,598
     Accrued liabilities                                5,517          2,758
     Other                                               (482)           171
                                                      -------        -------

Cash provided by operating activities                   8,805          9,344
                                                      -------        -------

Investing Activities:
     Additions to property and equipment               (8,446)        (1,588)
     Proceeds from sale of equipment                        -            315
                                                      -------        -------

Cash used in investing activities                      (8,446)        (1,273)
                                                      -------        -------

Financing Activities:
     Proceeds from long term borrowings                 2,111              -
     Payments on long-term debt                          (166)        (1,620)
     Deferred financing costs                            (243)             -
     Distributions                                          -           (475)
                                                      -------        -------

Net cash provided by (used in)
financing activities                                    1,702         (2,095)
                                                      -------        -------

                Translation adjustment                    793           (164)
                                                      -------        -------

Net increase in cash                                    2,854          5,812

Beginning cash                                          9,412          1,234
                                                      -------        -------

Ending cash                                           $12,266        $ 7,046
                                                      =======        =======



                             See accompanying notes.

                             TALON AUTOMOTIVE GROUP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)






1.   ORGANIZATION AND BASIS OF PRESENTATION


The consolidated financial statements include the accounts of Talon Automotive Group, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and account balances have been eliminated in consolidation.

The Company reports quarterly financial information in thirteen-week increments and ends each respective quarter on the Saturday following the thirteenth week with the fiscal year ending December 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.   EFFECT OF ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

3.   COMMITMENTS AND CONTINGENCIES

As of April 3, 1999, there were no significant changes to the status of commitments and contingencies presented in the footnotes to the financial statements for the fiscal year ended December 31, 1998.

                             TALON AUTOMOTIVE GROUP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)




4.   INVENTORIES


Inventory consisted of the following:

                                 APRIL 3, 1999                DECEMBER 31, 1998
                                 -------------                -----------------
                                   UNAUDITED

Raw material                         $ 6,039                        $ 4,935

Work in process                        5,490                          6,084

Finished goods                         3,568                          4,984

                                     -------                        -------

Total Inventory                      $15,097                        $16,003
                                     =======                        =======


5.   REORGANIZATION


Prior to April 28, 1998 the Company had reported the combined financial statements of Talon Automotive Group, LLC, Hawthorne Metal Products Company, J&R Manufacturing, Inc., Veltri Metal Products Co., Veltri Holdings Inc., Veltri Holdings No. 2 Inc., Veltri Holdings USA, Inc. and Production Stamping, Inc.. These companies were reorganized into Talon Automotive Group, Inc. on April 28, 1998 and the Company began reporting financial statements on a consolidated basis. The reorganization had no material impact in the basis of the Company's financial statement presentation.


6.   RELATED PARTY TRANSACTIONS


The Company has a business services agreement with Talon L.L.C., an affiliated company owned by the shareholders of the Company, under which the Company receives services of risk management, benefits management, tax preparation and other services from Talon L.L.C.. For the three month period ended April 3, 1999 and April 4, 1998, total fees incurred under this agreement amounted to $125 and $287, respectively. Effective April 1, 1998, fees under this agreement were reduced from $1,150 to $500 per year.


The Company provides certain consulting and administrative services to G&L Industries, Inc. ("G&L"), an affiliate of the Company beneficially owned and controlled by the shareholders of the Company. For the three month period ended April 3, 1999 and April 4, 1998, total fees received under this agreement were $0 and $125, respectively. The Company discontinued charging fees under this agreement in July 1998.

                             TALON AUTOMOTIVE GROUP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)




7.   SUPPLEMENTAL GUARANTOR INFORMATION


Veltri Metal Products Co., Veltri Holdings, Inc. and Veltri Holdings USA, Inc. (collectively, the "Veltri Group") are wholly owned subsidiaries of the Company and constitute all of the direct and indirect subsidiaries of the Company. All members of the Veltri Group have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Company's senior subordinated notes. In addition, there are no restrictions on the ability of the Veltri Group to transfer funds to the Company in the form of cash dividends, loans or advances, except as follows: (i) pursuant to the Veltri Group purchase agreements among the Veltri Group and its former owners, the Veltri Group agreed not to make any loans or advances to any person (including the Company) until certain earn-out provisions for the former owners have been satisfied; and (ii) pursuant to the senior credit agreement the Veltri Group agreed not to (a) declare or pay any dividends on, or make any other distribution with respect to any shares of capital stock; or (b) make loans, advances or extensions of credit to any person (except for credit sales in the ordinary course of business and loans to affiliates in an aggregate amount not to exceed $15 million at any time outstanding); and (iii) pursuant to the indenture agreement for the Company's senior subordinated notes, the Veltri Group is prohibited from making loans or advances to the Company if a default or event of default shall have occurred under the indenture.

Management does not believe that separate financial statements of each of these members of the Veltri Group are material to investors. Therefore, separate financial statements and other disclosures concerning members of the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:

                                          APRIL 3, 1999   DECEMBER 31, 1998
                                            ---------         --------
                                            UNAUDITED
Current assets                              $29,780           $33,990
Non-current assets                           36,716            34,510
Current liabilities                          20,843            17,290
Non-current liabilities                      34,472            42,137


                                               THREE MONTHS ENDED:

                                          APRIL 3, 1999    APRIL 4, 1998
                                            ---------        ----------
                                            UNAUDITED         UNAUDITED
Net sales                                   $28,939           $27,427
Gross profit                                  5,321             5,440
Net income                                      978               791

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


COMPARISON OF THE THREE MONTH PERIOD ENDED APRIL 3, 1999 TO THE THREE MONTH PERIOD ENDED APRIL 4, 1998


Net Sales - Net sales for the three month period ended April 3, 1999 ("first quarter 1999") were $71.0 million compared to $71.1 million for the three month period ended April 4, 1998 ("first quarter 1998").

Gross Profit - Gross profit for the first quarter 1999 was $7.5 million or 10.5% of net sales as compared to $9.7 million or 13.7% of net sales for the first quarter 1998. This represents a decrease of $2.2 million as compared to the prior year. The decrease was primarily due to a significant decline in the market price for scrap steel (see "Decline in Scrap Steel Prices") and launch costs associated with new business.


Selling, General and Administrative Expenses ("SG&A") - SG&A expenses for the first quarter 1999 were $5.5 million or 7.8% of net sales, compared to $4.8 million or 6.7% of net sales for the first quarter 1998. This represents an increase of $0.7 million or 16% as compared to the prior year. The increase was primarily due to a non-recurring $0.2 million gain on an asset sale in the first quarter 1998 and advance engineering and program management costs in the first quarter 1999 related to new business awards.


Amortization Expense - Amortization expense was $0.4 million for the first quarter 1999 compared to $0.4 million for the first quarter 1998. Amortization expense relates to goodwill associated with the Company's acquisitions since 1996.


Interest Expense - Interest expense for the first quarter 1999 was $4.0 million or 5.6% of net sales, compared to $2.4 million or 3.4% of net sales for the first quarter 1998. The increase was attributable to additional borrowings and a higher weighted average interest rate in connection with the Company's issuance of $120.0 million of senior subordinated notes on April 28, 1998.

Foreign Currency - The foreign currency loss for the first quarter 1999 was $0.0 million compared to a foreign currency loss of $0.1 million for the first quarter 1998. Foreign currency gains and losses are all attributable to the Company's Canadian operation.

Income Taxes - The provision for income taxes for the first quarter 1999 was $0.9 million or 1.2% of net sales compared to $0.8 million or 1.1% of net sales for the first quarter 1998. The Company's income taxes relate solely to its Canadian operations. The effective tax rate for the first quarter 1999 was approximately 40.7%.



LIQUIDITY AND CAPITAL RESOURCES


In March 1999, the Company's senior credit facility agreement was amended to revise certain definitions pertaining to financial covenants. The amendment changed certain covenants relative to interest coverage and leverage, as defined, to provide the Company the ability to make significant capital investments required for new business awards, as well as sufficient liquidity to execute its business plan.


Capital expenditures for the first quarter 1999 were $8.5 million compared to $1.6 million for the first quarter 1998. Capital expenditures related to various investments in machinery and equipment. Capital expenditures in the first quarter 1999 included approximately $3.0 million for new business awards, $3.0 million to increase capacity and productivity and $2.5 million for normal maintenance of operations.

For the first quarter 1999, net cash flow from operating activities totaled $8.8 million compared to $9.3 million for the first quarter 1998.

Net cash used in investing activities totaled $8.5 million for the first quarter 1999, as compared to $1.3 million for the first quarter 1998. Investing activities for the first quarter of 1999 and 1998 related to capital expenditures.


Net cash provided by financing activities totaled $1.7 million for the first quarter 1999 compared to $2.1 million of cash used in financing activities for the first quarter 1998. Financing activities primarily related to new borrowings in the first quarter 1999 and payments on long-term debt in the first quarter 1998.

For the first quarter 1999, EBITDA was $4.5 million as compared to $7.3 million for first quarter 1998. This represents a decrease of $2.8 million compared to the prior year. The decrease was due to lower gross profit and higher SG&A expenses in the first quarter 1999. EBITDA is defined as income from continuing operations before the effect of changes in accounting principles and extraordinary expenses plus interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted non-GAAP financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA measures presented may not be comparable to similarly-titled measures of other companies.


The Company believes the borrowing availability under its senior credit facility, together with funds generated by operations, should provide sufficient liquidity and capital resources to meet its working capital requirements, capital expenditures and other operating needs through 1999. At April 3, 1999, outstanding borrowings under the senior credit facility totaled $24.0 million and the Company had the ability to take on additional borrowings under the senior credit facility of approximately $30.0 million.



DECLINE IN SCRAP STEEL PRICES

The Company has certain agreements to sell scrap steel resulting from its manufacturing processes at prices based on the prevailing market rate and this revenue is recorded as a reduction to the Company's cost of sales. Market prices for scrap steel have declined significantly since September 1998 and this has resulted in a significant decrease in the Company's revenue related to scrap steel sales. In the first quarter 1999, the market price for scrap steel declined over 50% compared to the first quarter 1998 and this reduced the Company's gross profit approximately $1.3 million.



YEAR 2000 COMPLIANCE

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS. The Company is in the process of modifying or replacing certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that certain software and hardware used in production and manufacturing systems (hereafter also referred to as operating equipment) is at risk. Affected systems include automated assembly lines and related robotic technologies used in various aspects of the manufacturing process. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE. For its information technology exposures, the Company expects to fully complete software replacement, including testing and implementation, no later than June 30, 1999. Once replacements or modifications for certain affected software are selected and tailored for the Company's use, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 80% of its remediation and testing and has implemented approximately 75% of its remediated systems. Completion of the testing for all significant systems is expected by June 30, 1999 and the company expects that all remediated systems will be fully tested and implemented by September 30, 1999. The remediation of operating equipment is approximately 75% complete and the Company expects to complete its remediation efforts for operating equipment by June 30, 1999. The testing and implementation of operating equipment is expected to be fully completed by September 30, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000. The Company is in the process of working with its key customers and suppliers to ensure that the Company's systems that interface directly with such third parties are Year 2000 compliant by June 30, 1999. The Company has completed approximately 80% of its remediation and testing efforts on these systems and expects this to be completed by June 30, 1999. Implementation efforts are approximately 70% complete and are expected to be fully completed by September 30, 1999. The Company understands that key customers are in the process of making their accounts payable systems Year 2000 compliant and that this will be completed prior to December 31, 1999. The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COSTS. The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.9 million, and is being funded through operating cash flows. To date, the Company has incurred approximately $1.6 million ($0.3 million expensed and $1.3 million capitalized for new systems and equipment) related to both its Year 2000 project and ordinary business expenditures that also addressed the Year 2000 Issue. Of the total remaining costs, approximately $0.1 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software, and implementation consulting fees which will be expensed as incurred.

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


        None


Item 3. Defaults Upon Senior Securities:


        None


Item 4. Submission of Matters to a Vote of Security Holders:


        None


Item 5. Other Information:


        None


Item 6. Exhibits and Reports on Form 8-K:


(a)     Exhibit 10 - Second Amendment to Credit Agreement.


        Exhibit 27 - Financial Data Schedule

(b)     The Company filed no Reports on Form 8-K during the quarter ended

        April 3, 1999.

                                   SIGNATURES





     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   TALON AUTOMOTIVE GROUP, INC.

                                   By:          /s/ David J. Woodward
                                      --------------------------------------
                                      David J. Woodward
                                      Vice President of Finance,
                                      Chief Financial Officer and
                                      Treasurer

                                   Date:  May 17, 1999

                                  Exhibit Index
                                  -------------

Exhibit No.                                     Description
-----------                                     -----------
    10                                       Second Amendment to Talon
                                             Automotive Group, Inc. Credit
                                             Agreement


    27                                       Financial Data Schedule
