Form 10-Q
period 1999-07-03
TALON AUTOMOTIVE GROUP INC
filed 1999-08-16
CIK 1061800

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         --------    --------
COMMISSION FILE NO. 333-56461

                           TALON AUTOMOTIVE GROUP, INC
             (Exact name of registrant as specified in its charter)

           MICHIGAN                               38-3382174
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

900 WILSHIRE DRIVE, SUITE 203, TROY, MICHIGAN                  48084
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

APPLICABLE ONLY TO CORPORATE USERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                            Shares Outstanding
                  Class                     at August 16, 1999
        ----------------------------        ------------------
        Class A Voting Common Stock               4,074
        Class B Non-Voting Common Stock         158,853


                          Exhibit Index located at page

                     TALON AUTOMOTIVE GROUP, INC. FORM 10 Q



TABLE OF CONTENTS


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

     Consolidated Statements of Operations (unaudited) for the Three Months Ended July 3, 1999 and July 4, 1998

     Consolidated Statements of Operations (unaudited) for the Six Months Ended July 3, 1999 and July 4, 1998

     Consolidated Balance Sheets at July 3, 1999 (unaudited) and
     December 31, 1998

     Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended July 3, 1999 and July 4, 1998

     Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended July 3, 1999 and July 4, 1998

     Notes to Consolidated Financial Statements (unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK


PART II OTHER INFORMATION

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS - UNAUDITED)


                                                   QUARTER ENDED:                  SIX MONTHS ENDED:
                                            ---------------------------      --------------------------
                                                JULY 3,      JULY 4,           JULY 3,       JULY 4,
                                                 1999         1998              1999          1998
                                                 ----         ----              ----          ----

Net sales                                     $  78,723    $  63,115         $ 149,743    $ 134,186

Cost of sales                                    69,366       55,484           132,932      116,813
                                              ---------    ---------         ---------    ---------

   Gross profit                                   9,357        7,631            16,811       17,373

Operating expenses:
   SG&A                                           5,232        4,651            10,771        9,435
   Amortization                                     418          413               797          784
   Special compensation                              --        1,359                --        1,359
                                              ---------    ---------         ---------    ---------

Income from operations                            3,707        1,208             5,243        5,795

Other (income) expenses:
   Interest                                       3,971        2,986             7,985        5,376
   Foreign currency                                 (34)         645               (32)         787
                                              ---------    ---------         ---------    ---------

Income (loss) before income taxes and
extraordinary expenses                             (230)      (2,423)           (2,710)        (368)

Provision for income taxes                          948          461             1,825        1,232

Income (loss) before extraordinary expenses      (1,178)      (2,884)           (4,535)      (1,600)

Extraordinary expenses                               --          553                --          553
                                               --------     --------         ---------    ---------

Net income (loss)                              $ (1,178)    $ (3,437)        $  (4,535)   $  (2,153)
                                               ========     ========         =========    =========



                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS - UNAUDITED)

                                                             JULY 3, 1999      DECEMBER 31, 1998
                                                             ------------      -----------------
               ASSETS
CURRENT ASSETS
   Cash                                                        $  2,265              $  9,412
   Accounts receivable                                           48,618                42,580
   Inventory                                                     15,586                16,003
   Reimbursable tooling                                          12,082                 6,618
   Prepaid expenses                                               3,563                 2,266
                                                               --------              --------

     Total current assets                                        82,114                76,879

Property, plant and equipment                                   117,523               104,036
   Less accumulated depreciation                                 43,959                38,814
                                                               --------              --------

     Net property, plant and equipment                           73,564                65,222

Goodwill, net                                                    52,739                52,490
Deferred financing costs, net                                     5,186                 5,209
Other assets                                                        981                   420
                                                               --------              --------

                                                               $214,584              $200,220
                                                               ========              ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                            $ 43,993              $ 33,333
   Accrued liabilities                                           19,177                24,527
   Current portion of capital leases                                866                   869
   Current portion of long term debt                              1,028                   994
                                                               --------              --------

     Total current liabilities                                   65,064                59,723

Long term debt                                                  156,241               143,648
Capital leases                                                    1,819                 2,182
Deferred income taxes                                             1,796                 1,712
                                                               --------              --------

     Total liabilities                                          224,920               207,265

SHAREHOLDERS' EQUITY
Common stock                                                      1,250                 1,250
Paid in capital                                                   1,413                 1,413
Retained earnings                                               (11,550)               (7,015)
Accumulated other comprehensive income (see Note 5)              (1,449)               (2,693)
                                                               --------              --------


     Total shareholders' equity                                 (10,336)               (7,045)
                                                               --------              --------

                                                               $214,584              $200,220
                                                               ========              ========

                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS - UNAUDITED)

                                                    QUARTER ENDED:          SIX MONTHS ENDED:
                                                  JULY 3,     JULY 4,      JULY 3,      JULY 4,
                                                   1999        1998         1999         1998
                                                   ----        ----         ----         ----
Net income (loss)                             $  (1,178)   $  (3,437)   $  (4,535)   $  (2,153)
Depreciation                                      2,384        2,416        4,934        4,750
Amortization                                        418          413          797          784
Other non-cash expenses                             194          (66)         389            5

Change in operating assets and liabilities:
   Accounts receivable                           (6,929)       3,261       (6,038)       2,723
   Inventories                                     (489)         996          417          339
   Reimbursable tooling                          (6,140)         599       (5,464)        (562)
   Prepaids                                         706        2,142       (1,297)         255
   Accounts payable                               7,127       (7,451)      10,660         (853)
   Accrued liabilities                          (10,867)       1,294       (5,350)       4,052
   Other                                           (186)        (940)        (668)        (769)
                                              ---------    ---------    ---------    ---------

Cash provided by (used in) operating            (14,960)        (773)      (6,155)       8,571
activities

Investing Activities:
   Additions to property and equipment           (4,035)      (2,593)     (12,481)      (4,181)
   Proceeds from sale of equipment                   --           12           --          327
                                              ---------    ---------    ---------    ---------

Cash used in investing activities                (4,035)      (2,581)     (12,481)      (3,854)

Financing Activities:
   Proceeds from long-term borrowings            10,889      121,167       13,000      121,167
   Payments on long-term debt                      (575)     (99,654)        (741)    (101,274)
   Deferred financing costs                          (9)      (4,266)        (252)      (4,266)
   Distributions                                     --      (11,562)          --      (12,037)
                                              ---------    ---------    ---------    ---------


Cash provided by (used in) financing             10,305        5,685       12,007        3,590
activities

Effects of foreign currency translation          (1,311)        (443)        (518)        (607)
                                              ---------    ---------    ---------    ---------

Net change in cash                              (10,001)       1,888       (7,147)       7,700

Beginning Cash                                   12,266        7,046        9,412        1,234
                                              ---------    ---------    ---------    ---------

Ending Cash                                   $   2,265    $   8,934    $   2,265    $   8,934
                                              =========    =========    =========    =========




                             See accompanying notes.

                             TALON AUTOMOTIVE GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Talon Automotive Group and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and account balances have been eliminated in consolidation. The Company reports quarterly financial information in thirteen-week increments and ends each respective quarter on the Saturday following the thirteenth week with the fiscal year ending December 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain items in the Company's 1998 financial statements have been reclassified to conform with the presentation used in 1999.

NOTE 2. EFFECT OF ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt Statement No. 133 at the beginning in 2001. Implementation of this statement is not expected to have a material impact on the Company's results of operations.

NOTE 3. COMMITMENTS AND CONTINGENCIES

As of July 3, 1999, there were no significant changes to the status of commitments and contingencies presented in the footnotes to the financial statements for the fiscal year ended December 31, 1998.

NOTE 4. INVENTORIES

Inventory consisted of the following:


                     JULY 3, 1999          DECEMBER 31, 1998
                     -------------         -----------------
                      UNAUDITED

Raw material            $ 6,661                $ 4,935
Work in process           5,329                  6,084
Finished goods            3,596                  4,984
                        -------                -------
Total Inventory         $15,586                $16,003
                        =======                =======

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended July 3, 1999 was a loss of $385 and $3,291 compared to $3,600 and $2,760 for the three and six months ended July 4, 1998. Comprehensive income includes reported net income and the non-cash effect of changes in foreign currency translation ("translation").

Translation relates to certain assets based in Canada which are measured in Canadian dollars. For consolidated financial reporting, these assets are translated into U.S. dollars at the exchange rate in effect at the end of each period. The periodic change in translation is included as part of comprehensive income. The cumulative effect of translation is included as a separate component of stockholders' equity (accumulated other comprehensive income).

NOTE 6. REORGANIZATION

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

NOTE 7. SUPPLEMENTAL GUARANTOR INFORMATION

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

Management does not believe that separate financial statements of each of these members of the Veltri Group are material to investors. Therefore, separate financial statements and other disclosures concerning members of the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:


                           JULY 3, 1999        DECEMBER 31, 1998
                           ------------        -----------------
                             UNAUDITED

Current assets               $32,321                $33,990
Non-current assets            40,535                 34,510
Current liabilities           23,330                 17,290
Non-current liabilities       37,072                 42,137

                                   SIX MONTHS ENDED:
                           JULY 3, 1999      JULY 4, 1998
                           ------------      ------------
                            UNAUDITED         UNAUDITED

Net sales                  $59,013            $53,272
Gross profit                11,026              9,439
Net income                   2,683              1,466



NOTE 8. RELATED PARTY TRANSACTIONS

The Company has a business services agreement with Talon L.L.C., an affiliated company owned by the shareholders of the Company. Under this agreement, the Company receives services of risk management, benefits management, tax preparation and other services from Talon L.L.C.. For the six month period ended July 3, 1999 and July 4, 1998, business services fees paid to Talon L.L.C. amounted to $250 and $412, respectively.

The Company provides certain consulting services to G&L Industries, Inc. ("G&L"), an affiliate of the Company beneficially owned and controlled by the shareholders of the Company. For the six month period ended July 3, 1999 and July 4, 1998, total fees received from G&L were $0 and $250, respectively. The Company discontinued certain services and fees under this agreement in July 1998.

In 1996, the Company purchased the outstanding capital stock of the Veltri Group and a former shareholder of the Veltri Group was appointed as an officer of the Company. The stock purchase agreement included certain earnout provisions payable to the former shareholder. On April 6, 1999, the Company made an earnout payment of approximately $8.5 million, including interest, for the calendar year 1998. A final earnout payment, if any, for the calendar year 1999 will be paid on March 31, 2000. This payment will not exceed approximately $2.0 million per the terms of the agreement.


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

COMPARISON OF THE THREE MONTH PERIOD ENDED JULY 3, 1999 TO THE THREE MONTH PERIOD ENDED JULY 4, 1998

Net Sales - Net sales for the three month period ended July 3, 1999 ("second quarter 1999") were $78.7 million compared to $63.1 million for the three month period ended July 4, 1998 ("second quarter 1998"). This represents an increase of $15.6 million or 25% compared to the prior year. The increase was due to a full ramp up of the DaimlerChrysler LH platform, incremental new business and higher industry volumes. The increase was also affected by a GM strike that reduced sales in the prior year.

Gross Profit - Gross profit for the second quarter 1999 was $9.4 million or 11.9% of net sales compared to $7.6 million or 12.1% of net sales for the second quarter 1998. This represents an increase of $1.7 million or 23% as compared to the prior year. The increase was due to higher sales, offset by lower scrap pricing (see "Decline in Scrap Steel Prices") and outsourcing costs for a press breakdown in the second quarter 1999.

Selling, General and Administrative Expenses ("SG&A") - SG&A expenses for the second quarter 1999 were $5.2 million or 6.6% of net sales compared to $4.6 million or 7.4% of net sales for the second quarter 1998. This represents an increase of $0.6 million or 12% as compared to the prior year and was primarily due to a new Tennessee facility and other infrastructure costs.

Special Compensation - In connection with the offering of the Company's senior subordinated notes in the second quarter 1998, the Company incurred a special compensation expense of $1.4 million. This was a non-recurring expense related to deferred compensation agreements with certain employees.

Amortization Expense - Amortization expense was $0.4 million for the second quarter 1999 compared to $0.4 million for the second quarter 1998. Amortization expense relates to goodwill associated with the Company's acquisitions since 1996.

Interest Expense - Interest expense for the second quarter 1999 was $4.0 million or 5.0% of net sales, compared to $3.0 million or 4.7% of net sales for the second quarter 1998. The increase was primarily from higher borrowings to finance new equipment and tooling for future business awards and working capital requirements for rising sales.

Foreign Currency - Foreign currency gains and losses are all attributable to the Company's Canadian operation. In connection with the offering of the Company's senior subordinated notes in the second quarter 1998, the Company made an early retirement of Canadian denominated debt and recorded a non-recurring foreign currency loss of $0.6 million.

Income Taxes - The Company's income taxes relate solely to its Canadian operations. The provision for income taxes for the second quarter 1999 was $0.9 million compared to $0.5 million for the second quarter 1998. . The increase is primarily due to incremental new business in Canada. The effective tax rate for the Company's Canadian operations was approximately 40% for the second quarter 1999.


COMPARISON OF THE SIX MONTH PERIOD ENDED JULY 3, 1999 TO THE SIX MONTH PERIOD ENDED JULY 4, 1998

Net Sales - Net sales for the six month period ended July 3, 1999 ("first six months of 1999") were $149.7 million compared to $134.2 million for the six month period ended July 4, 1998 ("first six months of 1998"). This represents an increase of $15.6 million or 12% compared to the prior year. The increase was due to a full ramp up of the DaimlerChrysler LH platform, incremental new business and higher industry volumes. The increase was also affected by a GM strike that reduced sales in the prior year.

Gross Profit - Gross profit for the first six months of 1999 was $16.8 million or 11.2% of net sales as compared to $17.4 million or 12.9% of net sales for the second quarter 1998. This represents a decrease of $0.6 million or 3% as compared to the prior year. The decrease was due to scrap pricing (see "Decline in Scrap Steel Prices"), outsourcing costs for a press breakdown and launch costs, offset by higher sales.

Selling, General and Administrative Expenses ("SG&A") - SG&A expenses for the first six months of 1999 were $10.8 million or 7.2% of net sales compared to $9.4 million or 7.0% of net sales for the first six months of 1998. This represents an increase of $1.3 million or 14% as compared to the prior year and was primarily due to a new Tennessee facility and other infrastructure costs.

Special Compensation - In connection with the offering of the Company's senior subordinated notes in the second quarter 1998, the Company incurred a special compensation expense of $1.4 million. This was a non-recurring expense related to deferred compensation agreements with certain employees.

Amortization Expense - Amortization expense was $0.8 million for the first six months of 1999 compared to $0.8 million for the first six months of 1998. Amortization expense relates to goodwill associated with the Company's acquisitions since 1996.

Interest Expense - Interest expense for the first six months of 1999 was $8.0 million or 5.3% of net sales, compared to $5.4 million or 4.0% of net sales for the first six months of 1998. The increase was primarily from higher borrowings to finance new equipment and tooling for future business awards and working capital requirements for rising sales.

Foreign Currency - Foreign currency gains and losses are all attributable to the Company's Canadian operation. In connection with the offering of the Company's senior subordinated notes in the second quarter 1998, the Company made an early retirement of Canadian denominated debt and recorded a non-recurring foreign currency loss of $0.6 million.

Income Taxes - The Company's income taxes relate solely to its Canadian operations. The provision for income taxes for the first six months of 1999 was $1.8 million compared to $1.2 million for the first six months 1998. This represents an increase of $0.6 million or 48% as compared to the prior year. The increase is primarily due to incremental new business in Canada. The effective tax rate for the Company's Canadian operations was approximately 40% for the first six months of 1999.


LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the first six months of 1999 were $12.5 million compared to $4.1 million for the first six months of 1998. Capital expenditures primarily relate to various investments in machinery and equipment. For the first six months of 1999, capital expenditures included approximately $4.5 million for new business launching in 2001 and $5.0 million for capacity and productivity improvements.

For the first six months of 1999, net cash flow used by operating activities totaled $6.1 million compared to $8.6 million from operating activities for the first six months of 1998. The change from the prior year was primarily due to increased investments in customer tooling and a reduction in accrued liabilities. During the first six months of 1999, the Company invested $5.5 million in reimbursable tooling and made an $8.5 million accrued earnout payment relative to the acquisition of the Veltri Group.

Net cash used in investing activities totaled $12.5 million for the first six months of 1999, as compared to $3.8 million for the first six months of 1998. Investing activities primarily related to capital expenditures.

Net cash provided by financing activities totaled $12.0 million for the first six months of 1999 compared to $3.6 million for the first six months of 1998. Financing activities primarily related to new borrowings.

The Company believes borrowing availability under its senior credit facility, together with funds generated by operations, should provide sufficient liquidity and capital resources to meet its working capital requirements, capital expenditures and other operating needs through 1999. At July 3, 1999, outstanding borrowings under the Company's senior credit facility totaled $35.0 million and the Company had the ability to borrow an additional $15.0 million on this facility.


DECLINE IN SCRAP STEEL PRICES

The Company sells scrap steel resulting from its manufacturing processes at the prevailing market rate. This revenue is recorded as a reduction to the Company's cost of sales. Market prices for scrap steel declined significantly from the prior period and this decreased the Company's revenue for scrap steel sales. The Company believes lower scrap steel prices reduced gross profit by $1.0 million for the second quarter 1999 and $2.3 million for the first six months of 1999 as compared to the prior year periods.


MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, including changes in foreign currency exchange rates and interest rates. The Company believes there was no significant change in its market risk factors since December 31, 1998.


YEAR 2000 COMPLIANCE

For both its IT systems and non-IT systems (operating equipment), the Company believes it has either replaced or remediated substantially all hardware and software affected by the Year 2000 issue. The Company expects to complete substantially all testing and implementation by September 30, 1999.

The Company also gathered information about Year 2000 compliance from its significant suppliers (external agents) and is not aware of any external agent with a Year 2000 issue that would materially impact the Company. However, the Company has no means of ensuring external agents will be Year 2000 ready. If certain external agents are unable to comply with the Year 2000 issue, it could have a material adverse impact on the Company (the effect of such non-compliance is not currently determinable).

The total cost of the Company's Year 2000 project is estimated at $2.0 million, and is being funded through operating cash flows. To date, the Company has incurred approximately $1.8 million ($0.3 million expensed and $1.5 million capitalized for new systems and equipment) related to its Year 2000 project. A significant portion of the Year 2000 costs were ordinary capital expenditures that replaced systems and equipment not Year 2000 compliant.

The Company believes it has an effective program in place to address possible Year 2000 problems in a timely manner. However, if the Company is unable to complete all phases of its Year 2000 project, it could affect the Company's ability to manufacture and ship certain products. At this time, the Company believes its "reasonably likely worst case scenario" would be the failure of its third party business partners to address Year 2000 issues. The current contingency plan focus is on thorough testing, alternate supplier sources, manual backup for critical processes, and build-up of safety stock in limited cases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk" section of Management Discussion & Analysis.




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

Item 3. Defaults Upon Senior Securities:                          None

Item 4. Submission of Matters to a Vote of Security Holders:      None

Item 5. Other Information:                                        None

Item 6. Exhibits and Reports on Form 8-K:

(a)     Exhibit 27 - Financial Data Schedule

(b) The Company filed no Reports on Form 8-K during the six months ended July 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              TALON AUTOMOTIVE GROUP, INC.

              By:  /s/ David J. Woodward
                   --------------------------
                   David J. Woodward
                   Vice President of Finance, Chief Financial Officer and Treasurer

                   Date: August 16, 1999

EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------

27                 Financial Data Schedule