Form 10-Q
period 1999-10-02
TALON AUTOMOTIVE GROUP INC
filed 1999-11-16
CIK 1061800

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999, OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                              --------   -------

COMMISSION FILE NO. 333-56461

                           TALON AUTOMOTIVE GROUP, INC
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                     38-3382174
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

      900 WILSHIRE DRIVE, SUITE 203, TROY, MICHIGAN           48084
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

APPLICABLE ONLY TO CORPORATE USERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                       Shares Outstanding
                          Class                        at November 16, 1999
               -----------------------------          ---------------------
               Class A Voting Common Stock                      4,074
               Class B Non-Voting Common Stock                158,853


                           Exhibit Index located at page

                          TALON AUTOMOTIVE GROUP, INC.
                                    FORM 10 Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS:

                   Consolidated Statements of Operations (unaudited) for the Three Months Ended October 2, 1999 and October 3, 1998

                   Consolidated Statements of Operations (unaudited) for the Nine Months Ended October 2, 1999 and October 3, 1998

                   Consolidated Balance Sheets at October 2, 1999 (unaudited) and December 31, 1998

                   Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended October 2, 1999 and October 3, 1998

                   Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended October 2, 1999 and October 3, 1998

                   Notes to Consolidated Financial Statements (unaudited)


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II    OTHER INFORMATION

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS - UNAUDITED)



                                                           QUARTER ENDED:                      NINE MONTHS ENDED:
                                                  ----------------------------------    -----------------------------
                                                     OCTOBER 2,       OCTOBER 3,           OCTOBER 2,      OCTOBER 3,
                                                        1999             1998                1999             1998
                                                        ----             ----                ----             ----
Net sales                                          $   67,285       $   55,470           $  217,028      $  189,657

Cost of sales                                          58,757           48,459              191,689         165,272
                                                   ----------       ----------           ----------      ----------

  Gross profit                                          8,528            7,011               25,339          24,385

Operating expenses:
  SG&A                                                  4,798            5,039               15,569          14,474
  Amortization                                            435              180                1,232             965
  Special compensation                                      -                -                    -           1,359
                                                   ----------       ----------           ----------      ----------


Income from operations                                  3,295            1,792                8,538           7,587

Other (income) expenses:
  Interest                                              3,691            3,337               11,676           8,713
  Foreign currency                                        130             (213)                  98             574
                                                   ----------       ----------           ----------      ----------
Loss before income taxes and
extraordinary expenses                                   (526)          (1,332)              (3,236)         (1,700)

Provision for income taxes                                222              767                2,047           1,999
                                                   ----------       ----------           ----------      ----------

Loss before extraordinary expenses                       (748)          (2,099)              (5,283)         (3,699)

Extraordinary expenses                                      -                -                    -             553
                                                   ----------       ----------           ----------      ----------

Net loss                                           $     (748)      $   (2,099)          $   (5,283)     $   (4,252)
                                                   ==========       ==========           ==========      ==========




                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS - UNAUDITED)


                             ASSETS                                OCTOBER 2, 1999  DECEMBER 31, 1998
                             ------                               ----------------  -----------------
Current assets:
  Cash                                                                   $      95     $     9,412
  Accounts receivable                                                       53,135          42,580
  Inventory                                                                 21,208          16,003
  Reimbursable tooling                                                      17,627           6,618
  Prepaid expenses                                                           2,933           2,266
                                                                        ----------     -----------

     Total current assets                                                   94,998          76,879

Property, plant and equipment, net                                          80,064          65,222

Goodwill and other assets, net                                              59,300          58,119
                                                                        ----------     -----------

                                                                        $  234,362     $   200,220
                                                                        ==========     ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
   Accounts payable                                                     $   44,004     $    33,333
   Accrued liabilities                                                      20,760          24,527
   Deferred tooling revenue                                                 11,987               -
   Current portion of debt and capital leases                                1,569           1,863
                                                                        ----------     -----------

      TOTAL CURRENT LIABILITIES                                             78,320          59,723

Long term debt                                                             163,234         143,648
Capital leases                                                               1,647           2,182
Deferred income taxes                                                        1,793           1,712
                                                                        ----------     -----------

      TOTAL NON-CURRENT LIABILITIES                                        166,674         147,542

Shareholders' equity:
   Common stock                                                              1,250           1,250
   Paid in capital                                                           1,413           1,413
   Retained earnings                                                       (12,298)         (7,015)
   Accumulated other comprehensive income                                     (997)         (2,693)
                                                                        ----------     -----------


     Total shareholders' equity                                            (10,632)         (7,045)
                                                                        ----------     ----=------

                                                                        $  234,362     $   200,220
                                                                        ==========     ===========

                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS - UNAUDITED)


                                                           QUARTER ENDED:                     NINE MONTHS ENDED:
                                                     OCTOBER 2,       OCTOBER 3,            OCTOBER 2,       OCTOBER 3,
                                                       1999             1998                  1999             1998
                                                       -----            -----                 -----            ----
Net loss                                            $   (748)        $ (2,099)              $ (5,283)       $  (4,252)
Depreciation and amortization                          2,401            2,633                  8,132            8,167
Other non-cash expenses                                  124               50                    513               55

Change in operating assets and liabilities:
  Accounts receivable                                 (4,517)          (2,725)               (10,555)              (2)
  Inventories                                         (5,622)          (4,648)                (5,205)          (4,309)
  Prepaids                                               630              648                   (667)             903
  Accounts payable                                        11           (1,346)                10,671           (2,199)
  Accrued liabilities                                  1,583            3,734                 (3,767)           7,787
  Other operating items                                5,986             (343)                  (146)          (1,674)
                                                    --------         --------               --------        ---------

Cash provided by (used in) operating activities         (152)          (4,096)                (6,307)           4,476


Investing Activities:
   Additions to property and equipment                (8,629)          (3,829)               (21,110)          (8,010)
   Proceeds from sale of equipment                       204                -                    204              327
                                                    --------         --------               --------        ---------

Cash used in investing activities                     (8,425)          (3,829)               (20,906)          (7,683)

Financing Activities:
   Proceeds from long-term borrowings                  6,903            8,516                 19,903          129,683
   Payments on long-term debt                           (406)          (2,160)                (1,147)        (103,434)
   Deferred financing costs                                -             (435)                  (252)          (4,701)
   Distributions                                           -                -                      -          (12,037)
                                                    --------         --------               --------        ---------

Cash provided by financing activities                  6,497            5,921                 18,504            9,511


Effects of exchange rates                                (90)          (1,203)                  (608)          (1,810)
                                                    --------         --------               --------        ---------


Net change in cash                                    (2,170)          (3,207)                (9,317)           4,494

Beginning cash                                         2,265            8,934                  9,412            1,233
                                                    --------         --------               --------        ---------

Ending cash                                         $     95         $  5,727               $     95        $   5,727
                                                    ========         ========               ========        =========




                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Talon Automotive Group, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended
December 31, 1998.

The Company reports quarterly financial information in thirteen-week increments and ends each respective quarter on the Saturday following the thirteenth week with the fiscal year ending December 31.

2.  EFFECT OF ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt Statement No. 133 beginning in 2001. Implementation of this statement is not expected to have a material impact on the Company's results of operations.

In September 1999, the Financial Accounting Standards Board reached a consensus on EITF Statement No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". Statement No. 99-5 may become effective, on a prospective basis, for fiscal years beginning after December 31, 1999. The Company has not yet determined what impact this statement will have on the Company's results of operations. As of October 2, 1999, the Company had capitalized approximately $900 of pre-production costs subject to Statement No. 99-5.

3.  COMMITMENTS AND CONTINGENCIES

As of October 2, 1999, there were no significant changes to the status of commitments and contingencies presented in the footnotes to the financial statements for the fiscal year ended December 31, 1998.

4.  INVENTORIES

Inventory consisted of the following:


                                        OCTOBER 2, 1999         DECEMBER 31, 1998
                                        ----------------        -----------------
                                        UNAUDITED
Raw material                            $ 9,774                    $ 4,935
Work in process                           6,677                      6,084
Finished goods                            4,757                      4,984
                                        -------                    -------
Total Inventory                         $21,208                    $16,003
                                        =======                    =======

5.  COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended October 2, 1999 was a loss of $295 and $3,586 compared to $3,302 and $6,062 for the three and nine months ended October 3, 1998. Comprehensive income includes reported net income and the non-cash effect of changes in foreign currency translation.

6.  SUPPLEMENTAL GUARANTOR INFORMATION

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

Management does not believe that separate financial statements of each of these members of the Veltri Group are material to investors. Therefore, separate financial statements and other disclosures concerning members of the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:


                                      OCTOBER 2, 1999      DECEMBER 31, 1998
                                      ---------------      -----------------
                                      UNAUDITED
Current assets                        $38,954                  $33,990
Non-current assets                     43,819                   34,510
Current liabilities                    33,413                   17,290
Non-current liabilities                37,482                   42,137



                                                NINE MONTHS ENDED:
                                      OCTOBER 2, 1999      OCTOBER 3, 1998
                                      ---------------      ---------------
                                      UNAUDITED              UNAUDITED
Net sales                             $83,960                 $76,404
Gross profit                           16,000                  15,312
Net income                              2,852                   2,643

7. RECLASSIFICATIONS

Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.

8. RELATED PARTY TRANSACTIONS

The Company has a business services agreement with Talon L.L.C., an affiliated company owned by the shareholders of the Company. Under this agreement, the Company receives services of risk management, benefits management, tax preparation and other services from Talon L.L.C.. For the nine month period ended October 2, 1999 and October 3, 1998, business services fees paid to Talon L.L.C. amounted to $375 and $537, respectively.

The Company had an agreement to provide limited services to G&L Industries, Inc. ("G&L"), an affiliate of the Company beneficially owned and controlled by the shareholders of the Company. The Company discontinued fees under this agreement in July 1998 and the agreement has been terminated. For the nine month period ended October 3, 1998, service fees received from G&L amounted to $250.

In 1996, the Company purchased the outstanding capital stock of the Veltri Group and a former shareholder of the Veltri Group was appointed as an officer of the Company. The stock purchase agreement included certain earnout provisions payable to the former shareholder. On April 6, 1999, the Company made an earnout payment of approximately $8.5 million, including interest, for the calendar year 1998. A final earnout payment for the calendar year 1999 will be paid on March 31, 2000. This payment will not exceed approximately $2.0 million per the terms of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED OCTOBER 2, 1999
AS COMPARED TO THE THREE AND NINE MONTHS ENDED OCTOBER 3, 1998

Net Sales

Net sales for the three month period ended October 2, 1999 ("third quarter 1999") were $67.3 million compared to $55.5 million for the three month period ended October 3, 1998 ("third quarter 1998"). This represents an increase of $11.8 million or 21% as compared to the prior year. The increase was due to incremental new business, higher industry volumes and lower sales in the third quarter 1998 due to a General Motors strike.

For the year-to-date period, net sales were $217.0 million as compared to $189.7 million for the same period last year. This represents an increase of $27.3 million or 14%. The increase was due to a full ramp up of the DaimlerChrysler LH platform, incremental new business and higher industry volumes. The increase was also affected by a General Motors strike that reduced sales last year.

Gross Profit

Gross profit for the third quarter 1999 was $8.5 million or 12.7% of net sales compared to $7.0 million or 12.7% of net sales for the third quarter 1998. This represents an increase of $1.5 million or 22% as compared to the prior year. The increase was due to higher sales in the third quarter 1999, offset by lower scrap pricing (see "Decline in Scrap Steel Prices") and sales mix.

For the year-to-date period, gross profit was $25.3 million as compared to $24.4 million for the same period last year. This represents an increase of $0.9 million or 4% as compared to the prior year. The increase was due to higher sales, offset by lower scrap pricing and a press breakdown (see "Outsourcing Costs").

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses for the third quarter 1999 were $4.8 million or 7.1% of net sales compared to $5.0 million or 9.1% of net sales for the third quarter 1998. This represents a decrease of $0.2 million or 5% as compared to the prior year.

For the year-to-date period, SG&A was $15.6 million or 7.2% of sales as compared to $14.5 million or 7.6% of sales for the same period last year. This represents an increase of $1.1 million or 8% as compared to the same period last year. The increase is associated with new infrastructure costs, offset by leveraging SG&A expenses over a larger sales base.

Special Compensation

In connection with the offering of the Company's senior subordinated notes in April 1998, the Company incurred a special compensation expense of $1.4 million. This was a non-recurring expense related to deferred compensation agreements with certain employees.

Interest Expense

Interest expense for the third quarter 1999 was $3.7 million or 5.5% of net sales, as compared to $3.3 million or 6.0% of net sales for the third quarter 1998. The increase of $0.4 million was due to financing new equipment for future business awards and working capital requirements for rising sales. For the year-to-date period, interest expense was $11.7 million as compared to $8.7 million for the same period last year. The increase of $3.0 million or 34% was due to financing requirements for new equipment and working capital, as explained above.

Foreign Currency

Foreign currency gains and losses are all attributable to the Company's Canadian operation. In connection with the offering of the Company's senior subordinated notes in the third quarter 1998, the Company made an early retirement of Canadian denominated debt and recorded a non-recurring foreign currency loss of $0.6 million.

Income Taxes

The Company's income taxes relate solely to its Canadian operations. The provision for income taxes for the third quarter 1999 was $0.2 million compared to $0.8 million for the third quarter 1998. For the year-to-date period, the provision for income taxes was $2.0 million, consistent with the same period last year. The effective tax rate was approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the first nine months of 1999 were $21.1 million compared to $8.0 million for the first nine months of 1998. Capital expenditures primarily relate to various investments in machinery and equipment. For the first nine months of 1999, capital expenditures included approximately $10.0 million for new business launching in 2000.

For the first nine months of 1999, net cash flow used in operating activities totaled $6.3 million as compared to $4.5 million from operating activities for the first nine months of 1998. The change from the prior year was primarily due to a reduction in accrued liabilities. During the first nine months of 1999, the Company made an $8.5 million accrued earnout payment associated with its acquisition of the Veltri Group in 1996.

Net cash used in investing activities totaled $20.9 million for the first nine months of 1999, as compared to $7.7 million for the first nine months of 1998. Investing activities primarily related to capital expenditures.

Net cash provided by financing activities totaled $18.5 million for the first nine months of 1999 compared to $9.5 million for the first nine months of 1998. Financing activities primarily related to new borrowings.

The Company has a $100.0 million senior credit facility with a syndicate of banks. On October 2, 1999, outstanding borrowings on this facility totaled $42.0 million and the Company had approximately $98.0 million of eligible bank collateral, as defined in its senior credit facility agreement. The Company believes borrowing availability under its senior credit facility, together with funds generated by operations, should provide sufficient liquidity and capital resources to meet its working capital requirements, capital expenditures and other operating needs for the foreseeable future.

DECLINE IN SCRAP STEEL PRICES

The Company sells scrap steel resulting from its manufacturing processes at the prevailing market rate. This revenue is recorded as a reduction to the Company's cost of sales. Market prices for scrap steel declined significantly from the prior period and this decreased the Company's revenue for scrap steel sales. The Company believes lower scrap steel prices reduced gross profit by $0.5 million for the third quarter 1999 and $2.8 million for the first nine months of 1999 as compared to the prior year.

OUTSOURCING COSTS

One of the Company's large press lines experienced a mechanical problem during the first nine months of 1999. As a result, the Company had to temporarily outsource certain business to meet customer requirements. The problem resulted from unusual circumstances which the Company believes is covered by its insurance policy. Outsourcing expenses, net of insurance proceeds recovered or accrued, reduced gross profit approximately $0.2 million for the third quarter 1999 and $1.4 million for the first nine months of 1999 as compared to the prior year. The Company believes the problem has been resolved and has filed an insurance claim. Through October 2, 1999, the Company has recovered approximately $1.0 million of insurance proceeds and anticipates resolving its insurance claim by December 31, 1999. The total amount of insurance recovery is currently not determinable.

YEAR 2000 COMPLIANCE

The Company is currently working to address possible effects the Year 2000 issue could have on its operations. This issue relates to date-sensitive software that may recognize the year "00" as 1900 rather than the year 2000. None of the Company's products contain software or embedded date related logic. Therefore, the Company does not anticipate any readiness problems related to its products.

For both its IT systems and non-IT systems (operating equipment), the Company believes it has either replaced or remediated substantially all hardware and software affected by the Year 2000 issue. The Company is following the Year 2000 guidelines set forth by the Automotive Industry Action Group ("AIAG") and is reporting Year 2000 status quarterly to the AIAG. The Company believes it has an effective program in place to address possible Year 2000 problems in a timely manner. At this time, the Company believes its "reasonably likely worst case scenario" would be the failure of its third party business partners ("external agents") to address Year 2000 issues.

The Company has gathered information about Year 2000 compliance from its significant external agents and is not aware of any external agent with a Year 2000 issue that would materially impact the Company. However, the Company has no means of ensuring external agents will be Year 2000 ready. If certain external agents are unable to comply with the Year 2000 issue, it could have a material adverse impact on the Company (the effect of such non-compliance is not currently determinable). Current contingency plan focus is on thorough testing, alternate supplier sources, manual backup for critical processes, and build-up of safety stock in limited cases.

The total cost of the Company's Year 2000 project is estimated at $2.0 million and is being funded through operating cash flows. To date, the Company has incurred substantially all of these costs including approximately $1.5 million capitalized for new systems and equipment. Certain capital expenditures were for the ordinary replacement of systems and equipment not already Year 2000 compliant.

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) the degree to which the Company is leveraged; (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) the Company's reliance on major customers and selected models;
(vi) foreign currency and exchange fluctuations; (vii) factors affecting the ability of the Company or its key suppliers to resolve Year 2000 issues in a timely manner; and (viii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, including changes in foreign currency exchange rates and interest rates. The Company believes there was no significant change in its market risk factors since December 31, 1998.

                           PART II. OTHER INFORMATION
                          TALON AUTOMOTIVE GROUP, INC.



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

Item 4. Submission of Matters to a Vote of Security Holders:           None

Item 5. Other Information:                                             None

Item 6. Exhibits and Reports on Form 8-K:

(a)     Exhibit 27 - Financial Data Schedule

(b) The Company filed no Reports on Form 8-K during the six months ended October 2, 1999.





                                   SIGNATURE


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           TALON AUTOMOTIVE GROUP, INC.

                           By:   /s/ David J. Woodward
                                 ----------------------------
                                 David J. Woodward
                                 Vice President of Finance, Chief Financial
                                 Officer and Treasurer

                                 Date:  November 16, 1999

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------


27                         Financial Data Schedule