Form 10-K405
period 1999-12-31
TALON AUTOMOTIVE GROUP INC
filed 2000-03-30
CIK 1061800

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         As of March 30, 2000, 4,074 shares of Class A Voting Common Stock and 158,853 shares of Class B Non-Voting Common Stock of the Registrant were outstanding. There is no public trading market for the Common Stock.

                          TALON AUTOMOTIVE GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS




PART I                                                                     PAGE


Item 1. Business........................................................... 3

Item 2. Properties......................................................... 8

Item 3. Legal Proceedings.................................................. 8

Item 4. Submission of Matters to a Vote of Security Holders................ 8

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters................................................ 8

Item 6. Selected Financial Data............................................ 9

Item 7. Management's Discussion and Analysis of Results
        of Operations and Financial Condition..............................10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........16

Item 8. Financial Statements and Supplementary Data........................16

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure................................16

PART III

Item 10. Directors and Executive Officers of the Registrant................16

Item 11. Executive Compensation............................................17

Item 12. Security Ownership of Certain Beneficial Owners
         and Management....................................................18

Item 13. Certain Relationships and Related Transactions....................20

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.......................................................22

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

RELIANCE ON MAJOR CUSTOMERS AND SELECTED MODELS. The Company's primary customers are DaimlerChrysler, General Motors, Ford and Honda. The loss of any one of such customers, or an unanticipated significant reduction in business generated by them, would have a material adverse effect. The Company currently expects to derive a substantial portion of its 2000 net sales from the DaimlerChrysler LH and NS/RS platforms. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of the LH platform vehicles (Concorde, Intrepid, 300M and LHS passenger cars) and the NS/RS platform vehicles (Voyager/Town&Country/Caravan minivans). The Company also anticipates launching significant new business on the DaimlerChrysler 2001 RS platform and 2001.5 KJ platform (Jeep Cherokee sport utility) during 2000 and 2001. There can be no assurance that these vehicles will achieve a strong level of market acceptance.

INDUSTRY CYCLICALITY AND SEASONALITY. The automobile industry is highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions. In addition, production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. There can be no assurance the automotive industry will not experience downturns in the future. An economic recession may impact highly leveraged companies, such as the Company, more than similarly situated companies with less leverage.

COMPETITION. The automotive component supply industry is highly fragmented and highly competitive. The Company's ability to compete is dependent upon successful implementation of its current and future business strategies. Competitors include companies that are larger and have substantially greater resources, as well as divisions of OEMs with internal stamping and assembly operations. There can be no assurance Talon's business will not be adversely affected by increased competition.

INCREASING CUSTOMER REQUIREMENTS. The automotive industry is characterized by a small number of OEMs that are able to exert considerable pressure on component suppliers to reduce costs and improve quality. In the past, OEMs have generally demanded and received price reductions and measurable increases in quality by implementing competitive selection processes, rating programs and other arrangements. Through increased partnering, OEMs have generally required suppliers to provide more design and engineering input at earlier stages of product development, including the building and financing of new tools. Costs related to these requirements are often at least partially absorbed by the suppliers. There can be no assurance the Company will be able to improve or maintain its profit margins on sales to OEMs, or that such customer requirements will not have a material adverse effect on the business.

RISKS ASSOCIATED WITH STRATEGIC ACQUISITIONS. The strategic opportunities considered by the Company include strategic acquisitions selected to enhance the Company's relationships with existing customers and to augment the Company's product offerings with existing or new customers. To the extent that the Company continues to pursue strategic acquisitions, there can be no assurance that it will be able to identify and complete acquisitions that satisfy its investment criteria or that the acquisitions, if identified and completed, will result in any of the anticipated benefits. The availability of additional acquisition financing cannot be assured and, depending on the terms of the particular acquisition, could be restricted by the terms of the Company's Senior Credit Facility and/or Senior Subordinated Notes. In addition, future acquisitions could result in the incurrence of additional debt, costs, contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially and adversely affect the Company's financial condition and results of operations.

PART I

ITEM 1. BUSINESS


GENERAL

Talon Automotive Group, Inc. and its subsidiaries (collectively referred to as "Talon" or the "Company") is a leading full-service Tier 1 designer and manufacturer of high-quality, stamped metal components and assemblies used by North American automotive original equipment manufacturers ("OEMs"). Talon specializes in underbody/chassis and unexposed body structure assemblies that are major structural components of passenger cars, light trucks, and vans. Products include frame rails, inner quarter panels, rear back panels, crossmembers, cowls, radiator/front-end supports and trailer hitch assemblies.

Talon's four largest OEM customers, DaimlerChrysler Corporation ("DaimlerChrysler"), General Motors Corporation ("General Motors"), Ford Motor Company ("Ford") and Honda Motor Co., Ltd. ("Honda") accounted for approximately 47%, 26%, 9% and 5%, respectively, of net sales for the year ended December 31, 1999. The Company also sells products to targeted Tier 1 suppliers. Platforms on which Talon had its most significant content in 1999 included:

Customer                   Platform
--------                   --------
DaimlerChrysler            LH 300M/Concorde/Intrepid/LHS, NS Voyager/Town&
                           Country/Caravan Minivan, PL Neon and AB Ram Van

General Motors             GMT 800 Full-size Pickup/Tahoe/Suburban, GMT 325/330
                           Blazer/Jimmy and M-Van/Astro/Safari

Ford UN105 Explorer, UP207 Explorer Sport and SportTrac and Lincoln Continental

Honda                      LS Accord, VC Civic and BM Odyssey Minivan

Talon has grown rapidly through a combination of strategic acquisitions and new customer platform awards. Net sales have increased at a compound annual growth rate of 50% from $56.8 million in 1995 to $291.2 million in 1999. Since 1996, Talon has completed three strategic acquisitions which it believes have strengthened market position with key customers, expanded core product lines and enhanced design, engineering and manufacturing capabilities. The Company's acquisitions since the beginning of 1996 include:

PRODUCTION STAMPING, INC. In December 1997, Talon acquired Production Stamping, Inc. ("PSI"), a supplier of automotive stampings and finished assemblies, including trailer hitches, airbag canisters, crossmembers and other welded assemblies. Through this acquisition, Talon added progressive and line die manufacturing and welding capabilities and also significantly increased sales to General Motors.

VELTRI INTERNATIONAL. In November 1996, Talon acquired Veltri International ("Veltri Group"), a manufacturer of high value-added assemblies and detailed stampings. The acquisition of the Veltri Group expanded Talon's product offering of underbody/chassis and unexposed body structure assemblies, increased its product content at DaimlerChrysler, and added new customers including Honda.

J&R MANUFACTURING. In September 1996, Talon acquired J&R Manufacturing ("J&R"), a manufacturer of stamped metal prototype parts and short-run production stampings, weldings and assemblies. J&R is an integrated prototyping company and this acquisition enabled Talon to become one of a limited number of independent full-service stamping suppliers with in-house prototyping capabilities.

On April 28, 1998, Talon completed a reorganization. As used in this report on form 10-K, the "Company" or "Talon" means

1) for periods prior to April 28, 1998, the business and operations of Talon Automotive Group, L.L.C. ("TAG"), Hawthorne Metal Products Company ("Hawthorne"), Production Stamping, Inc. ("PSI"), J&R Manufacturing, Inc. ("J&R"), Veltri Metal Products Co. ("Veltri"), Veltri Holdings USA, Inc., VS Holdings, Inc., and VS Holdings No. 2 Inc., (collectively, the "Talon Entities")and

2) for periods after April 28, 1998, Talon Automotive Group, Inc., and its subsidiaries which collectively own the former Talon Entities.

The Talon Entities were affiliated by common ownership. The shareholders of Talon are the same shareholders that owned each of the Talon Entities and their respective ownership percentages did not change as a result of the reorganization (see also Note 16 to the Company's consolidated financial statements).


BUSINESS STRATEGY

The North American market for body and chassis stampings is dominated by the OEM captive suppliers and approximately 20 major suppliers, including Talon. Talon believes it is one of the leading independent suppliers in its core product segment of underbody/chassis and unexposed body structure assemblies. The Company's strategic objective is to become the customer-preferred supplier in this market segment.

The Company believes OEM's are focusing their own internal stamping operations on production of Class A exposed surface panels. As a result, OEM's are increasingly relying on outside suppliers with full-service capabilities for underbody/chassis and unexposed body structure assemblies and modules. The Company believes OEM's are reducing their supply base by concentrating business with suppliers, such as Talon, that can manufacture high value-added assemblies/modules and supply technical expertise in design and engineering.

Stamping parts are generally classified into five categories:

1) unexposed underbody/chassis assemblies (comprising the lower vehicle structure);

2) unexposed body structure assemblies (beneath the Class A surface panels);

3)       Class A exposed surface panels;

4)       full truck frames and engine cradles; and

5)       powertrain, hardware and other components.

Talon's strategy is to focus on underbody/chassis and unexposed body structure assemblies (the first two categories above). Key elements of this strategy include:

SUPPLYING COMPLEX HIGH VALUE-ADDED MODULES AND SYSTEMS. Value-added assemblies represented approximately 80% of the Company's 1999 net sales. The Company seeks to gain new business of modules and systems, which typically include even greater content than assemblies. Talon believes its capabilities, combined with current industry trends, have created an opportunity for Talon to supply certain systems comprising multiple assemblies and integrated modules. Examples of these systems are:

System                      Components
------                      ----------
Front-end                   Frame rails, bumpers, radiator supports, wheel house
                            inner panels and control arm assemblies

Front floor pan             Floor pans, crossmembers and tunnel reinforcement
                            assemblies

Rear chassis/back panel     Back panels, quarter panels, rear frame rails,
                            rear wheel houses and rear floor pan assemblies.


ENHANCING FULL-SERVICE ENGINEERING AND PROGRAM MANAGEMENT CAPABILITIES. Talon seeks to be a leader in its supply of design, engineering, prototyping, program management, product development and assembly capabilities to further strengthen its preferred position with key customers. Talon believes these capabilities will enable it to participate in the product development process during the concept and prototype development stages as well as throughout the design and manufacturing stages. As OEMs continue to outsource complex, unexposed stamped assemblies and modules to fewer suppliers, Talon believes Tier 1 suppliers with proven full-service capabilities will be better positioned to secure such business.

Talon believes its ability to successfully manage all aspects of new business is a core competitive advantage. As an example of this ability, Talon established a program management methodology used by DaimlerChrysler as a benchmark for other suppliers. In addition, Talon was awarded a computer-aided-design and manufacturing (CAD/CAM) Recognition Award from DaimlerChrysler. This award was for Talon's utilization of new computer simulation to improve manufacturing process efficiency and tooling and product development time cycles.

FOCUSING ON KEY CUSTOMERS. As OEMs continue to consolidate their supplier base, Talon believes strong customer relationships are increasingly important. As a result, we focus on a limited number of customers to anticipate and better service those customer needs. Examples of our close relationships with key customers include:

1) Members of our design team are currently working on-site at DaimlerChrysler helping to complete the design of the front-end system assemblies for the 2001.5 KJ Jeep Cherokee. Talon's design team is also working on similar front-end systems for other future DaimlerChrysler vehicles.

2) We believe we are DaimlerChrysler's largest independent supplier of front frame rail assemblies.

3) We received a Best Practices Award for delivery performance and CAD/CAM Recognition Award from DaimlerChrysler.

4) We proposed the successful redesign of General Motors' 1999 GMT 800 Full-size Pickup/Tahoe/Suburban trailer hitch assembly.

5)   We believe our products are present on every General Motors truck platform.

QUALITY COMMITMENT. Talon believes its quality performance is a significant competitive advantage. The OEM's largely evaluate supplier quality by the number of defective parts per million supplied ("PPM"). The Company's PPM performance with DaimlerChrysler for the period ended December 31, 1999 was 34 PPM. This was below DaimlerChrysler's benchmark of 50 PPM for world class suppliers. Talon has received certain quality and delivery awards from key OEM customers, including DaimlerChrysler's Gold Pentastar Award in both 1999 and 1998 and Platinum Pentastar Award in 1997.

SELECTIVELY PURSUE STRATEGIC OPPORTUNITIES. The Company regularly evaluates strategic opportunities, including, among other things, alliances, joint ventures, mergers, acquisitions, divestitures and recapitalizations. While the Company intends to selectively pursue such opportunities as would allow it to gain access to new customers and new technologies, the Company also intends to continue to review the results and prospects of its existing operations to determine whether any or all of them should be sold or otherwise divested or refinanced to maximize investment return.

PRODUCTS

Talon manufactures a broad range of complex products on over 40 different platforms. Approximately 80% of our 1999 net sales were from value-added assemblies and our core products are generally classified into the following three categories:

1)       UNDERBODY/CHASSIS

These products form the lower vehicle structure or foundation of the vehicle and include large metal stampings and assemblies such as frame rails, wheelhouse panels, suspension braces and crossmembers.

2)       UNEXPOSED BODY STRUCTURES

These products form the basic body structure of the vehicle and comprise large metal stampings and assemblies such as body side panels, cowls, pillars, roof rails, side sills, inner quarter panels, rear back panels and fender reinforcement assemblies.

3)       OTHER

Talon manufactures certain other products, including trailer hitch assemblies, air bag canisters, heat shields, battery trays and other complex stampings and assemblies. We also have the capability to produce low volume production runs and prototype or pre-production stamped assemblies. This includes production utilizing a hydroforming process we internally developed. Our capabilities include managing math data from the customer, building soft tooling, stamping parts, laser trimming/piercing, and final assembly/welding of all required components. We believe our prototype stamping operation enhances our ability to provide one-stop engineering solutions to our customers.

DESIGN AND ADVANCED ENGINEERING

OEM's are increasingly focused on shortening design cycles and reducing costs by involving suppliers earlier in the process of designing a vehicle. We have invested substantial resources in developing engineering capabilities to meet these demands, including computer-aided design terminals that support DaimlerChrysler and General Motors language formats, structural and fatigue (finite element or "FEA") analysis, computer simulated analysis of the metal forming process, weld process simulation analysis and electronic communication via automotive network exchange ("ANX"). These capabilities enable us to, among other things, provide creative product design and manufacturing services that result in cost and quality improvements. Our objective is to maintain a competitive advantage through these product design, engineering and development capabilities.


CUSTOMERS AND MARKETING

We primarily serve automotive OEMs in the North American market. Our four largest OEM customers are DaimlerChrysler, General Motors, Ford and Honda. We also sell products to targeted Tier 1 suppliers that in turn supply OEMs in the North American market.

1) DAIMLERCHRYSLER

We first developed our expertise in frame rail assemblies on the 1993 LH Concord/Intrepid/LHS and AB Ram Van vehicles. We believe our success with these programs led to increased content on the 1998 LH for which our sales increased over 50% per vehicle. In addition, we were more recently awarded new business on the 2000 PL Neon, 2001 RS Voyager/Town&Country/Caravan minivan and 2001.5 KJ Jeep Cherokee. We believe we are one of DaimlerChrysler's largest key independent suppliers of front frame rail assemblies for passenger cars, vans and sport utility vehicles.

2) GENERAL MOTORS

In 1999, we launched new business on the GMT 800 Series Tahoe/Suburban and the 2000 model GMX 220/310 LeSabre/Bonneville. Our new products on the Tahoe/Suburban include a trailer hitch assembly, suspension tie bar and floor pan reinforcement assembly. New products for the LeSabre/Bonneville include a heat shield, dash panel reinforcement and frame rail reinforcement. We also launched many new assemblies for General Motors in 1998, including a trailer hitch assembly, rear lamp bracket support assembly, side roof rail and tail lamp mounting reinforcement assembly for the GMT 800 Series Full-size Pickup.

3) FORD

Ford has been insourcing its stamping needs and may further reduce the number of its outside suppliers. Accordingly, Ford's future stamping strategy remains uncertain and we continue to support Ford as a full-service stamping supplier for certain current and carryover parts.

4) HONDA

We believe we are one of Honda's leading independent stamping suppliers. We currently supply 24 parts on the LS Accord, 13 parts on the BM Odyssey minivan and 9 parts on the VC Civic. We expect our business with Honda will increase as Honda increases its export volumes and expands capacity in North America.

BACKLOG

In general, we do not manufacture products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

RAW MATERIALS

Talon's principal raw material is steel, representing approximately 87% of our raw material cost for 1999. The remaining 13% of raw material represents various purchased parts such as tubular products, sealers, corrosion resistant coating, and various fasteners.

Talon participates in steel purchase programs through DaimlerChrysler, Ford and General Motors wherein steel is purchased by the OEM from the steel mill and sold to the Company at a price fixed by the OEM. These purchase programs substantially neutralize our exposure to steel price increases or decreases since price changes are absorbed by the OEM prior to our purchasing the steel.

COMPETITION

Talon's competitors include both captive OEM suppliers and external, non-captive suppliers. We compete with a limited number of competitors that have the physical assets and technical resources to produce large bed stampings, complex parts and sub-assemblies. The number of competitors has decreased in recent years and is expected to further decrease as the OEM supplier industry continues to consolidate. Talon's competitors include Cosma Body and Chassis Systems (a group within Magna International Inc.); Tower Automotive, Inc.; Budd Company (a group within ThyssenKrupp AG); A.G. Simpson Automotive, Inc.; Oxford Automotive, Inc.; L&W Engineering; Trianon Industries Corp.; The Narmco Group; and divisions of OEMs with internal stamping and assembly operations. Competitive factors for our products include quality, cost, delivery, technical expertise, engineering capability and customer service.

EMPLOYEES

As of December 31, 1999, Talon had 2,060 employees, including 409 salaried and 1,651 hourly employees. Included in the hourly total are 616 employees represented by the United Auto Workers union, 465 employees represented by the Canadian Auto Workers union, 432 employees represented by the United Steel Workers of America union and 84 employees represented by the International Association of Machinist & Aerospace Workers union. The remaining 54 hourly workers are not unionized. Talon's collective bargaining agreements with these unions expire at various times at each production facility. At the present time, we believe our relationship with employees is generally good, however there can be no assurance that this will continue to be the case.

Item 2.  PROPERTIES

Talon conducts operations in 17 facilities in 13 locations, as summarized below:

LOCATION                            DESCRIPTION           SQUARE FOOTAGE    OWNED/LEASED
--------                            -----------           --------------    ------------

Celina, Tennessee............ Manufacturing                   96,000            Leased
Chesterfield, Michigan....... Manufacturing                   40,000            Leased
Harrison Township, Michigan.. Manufacturing/Prototyping       86,000            Leased
New Baltimore, Michigan...... Manufacturing/Office           105,000            Leased
New Baltimore, Michigan...... Manufacturing/Warehouse        100,000            Leased
Rochester, Hills, Michigan... Sales and Engineering            9,480            Leased
Oxford, Michigan............. Manufacturing                   62,000            Leased
Troy, Michigan............... Corporate Headquarters,         18,000            Leased
                              Design and Engineering
Windsor, Ontario, Canada..... Manufacturing/Robotics         254,000            Leased
Windsor, Ontario, Canada..... Tooling                         20,000            Leased
Windsor, Ontario, Canada..... Manufacturing/Robotics         105,000            Owned
Royal Oak, Michigan.......... Manufacturing/Office           250,000            Owned
Glencoe, Ontario............. Manufacturing/Robotics          51,000            Owned



The utilization and capacity of facilities fluctuates based upon the mix of components and the vehicle models for which they are produced. Talon believes its facilities and equipment are in good condition and are appropriate for present and anticipated future operations. Leases on facilities have expiration dates ranging from 2001 through 2007. Certain Windsor, Ontario, Canada facilities are leased from affiliated parties (see "Certain Relationships and Related Transactions").


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


PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

There is no public trading market for the Company's Common Stock. As of March 30, 2000, there were 12 holders of record of the Company's Common Stock.

The Company paid aggregate cash dividends of $10,475,000 in 1998, including $10,000,000 in connection with the issuance of the Company's Senior Subordinated Notes. The Company's ability to pay dividends was restricted at December 31, 1999 under the terms of its Senior Credit Facility. In addition, there are certain dividend restrictions on the Company's wholly-owned subsidiaries (see
Note 15 to the Company's Consolidated Financial Statements.

Item 6.       SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company for the five years ended December 31, 1999. Selected historical financial data for the three years ended December 31, 1999 are derived from the audited consolidated financial statements of the Company included elsewhere in this Report. The selected financial data for the two year period ended December 31, 1996 is derived from audited combined financial statements of the Company incorporated by reference in this Report. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes presented elsewhere in this Report.

(In Thousands)
                                             1995         1996          1997          1998            1999
                                             ----         ----          ----          ----            ----
STATEMENT OF OPERATIONS DATA
Net sales . . . . . . . . . . . . . . . .  $56,835      $71,029      $158,718      $ 249,821     $  291,175
Gross profit. . . . . . . . . . . . . . .    9,935       12,909        22,555         31,018         31,731
Selling, general and administrative
  expenses(a) . . . . . . . . . . . . . .    6,041        8,375        13,788         18,614         20,539
Amortization expense. . . . . . . . . . .       --          115           587          1,417          2,036
Special compensation(b) . . . . . . . . .       --           --         1,343          1,359             --
Income from operations. . . . . . . . . .    3,894        4,419         6,837          9,628          9,156
Interest. . . . . . . . . . . . . . . . .    1,192        1,754         4,599         12,293         15,676
Income (loss) before income taxes(c). . .    2,702        2,363         2,121         (3,235)        (6,654)
Net income (loss) . . . . . . . . . . . .    2,702        2,269           796         (7,146)        (9,699)

BALANCE SHEET DATA (END OF PERIOD)
Cash and cash equivalents . . . . . . . .  $    18      $ 1,090      $  1,233      $   9,412        $   708
Total assets. . . . . . . . . . . . . . .   37,206       91,110       166,494        200,220        245,437
Total debt. . . . . . . . . . . . . . . .   17,555       49,468       107,315        147,693        164,686
Shareholders' equity (deficit). . . . . .   12,736       14,401        14,601         (7,045)       (14,594)

OTHER FINANCIAL DATA
Cash flows from operations  . . . . . . .  $ 2,288      $ 6,317      $  6,166      $  10,191    $     9,457
EBITDA(d) . . . . . . . . . . . . . . . .    6,801        7,536        13,116         20,741         20,003
Depreciation and amortization . . . . . .    2,907        3,419         6,279         11,113         10,847
Capital expenditures. . . . . . . . . . .    5,009        3,942         9,389         12,901         33,430


--------------------------
(a) Included in selling, general and administrative expenses are business services fees paid to Talon L.L.C., an affiliate of the Company, of $500, $645 and $1,150 for 1999, 1998, and 1997, respectively. Effective April 1, 1998, such fees were reduced to $500 annually. In addition, certain items in the Company's 1997 and 1998 financial statements have been reclassified to conform with the presentation used in 1999.

(b) Certain members of the Company's management team participate in deferred compensation agreements which award the employee for increases in share value. Approximately $1,343 was recorded in 1997 under these agreements and an additional amount of $1,359 was recorded upon the issuance of Senior Subordinated Notes on April 28, 1998. Effective on this date, all future contributions under these agreements were discontinued, excluding up to $300 in additional deferred compensation which can be earned by one participant, and annual increases on all vested amounts at the rate of 6% per year.

(c) The shareholders have elected under the provisions of the Internal Revenue Code to be treated as an S-Corporation, except for the Company's Canadian subsidiary. As a result, the taxable income of the Company is included in the taxable income of the individual shareholders, and no provision for federal income taxes has been included in income. The Company's Canadian subsidiary is subject to Canadian income tax.

(d) EBITDA is defined as income from operations plus depreciation and amortization and may not be comparable to similarly-titled measures of other companies. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In 1998, EBITDA included certain non-recurring items (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production; (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems;
(v)foreign currency and exchange fluctuations; and (vi) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Net Sales - Net sales for the year ended December 31, 1999 were $291.2 million compared to $249.8 million for 1998. This represents an increase of $41.4 million or 16.6% as compared to the prior year. The increase was attributable to new business awards in 1999, higher industry volumes and a GM strike that lowered 1998 sales by approximately $10.8 million (see "1998 GM Strike").

Gross Profit - Gross profit was $31.7 million or 10.9% of net sales for 1999 as compared to $31.0 million or 12.4% of net sales for 1998. This represents an increase of $0.7 million or 2.3% as compared to the prior year. The increase was due to higher sales in 1999 and a GM strike that lowered 1998 gross profit by approximately $4.8 million. Excluding the GM strike, gross profit decreased $4.1 million in 1999 as compared to 1998. The decrease was primarily due to lower margins at the Company's PSI division (see "PSI Division"), a press breakdown and lower scrap steel pricing, partially offset by higher sales.

Selling, General and Administrative Expenses ("SG&A") - SG&A expenses for 1999 were $20.5 million or 7.1% of net sales, compared to $18.6 million or 7.5% of net sales for 1998. This represents an increase of $1.9 million or 10.3% as compared to the prior year. The increase was largely due to incremental design and engineering expenses and two new facilities (see "PSI Division"). The decrease, as a percentage of net sales, was due to a larger sales base to which corporate expenses were allocated.

Amortization expense - Amortization expense for 1999 was $2.0 million compared to $1.4 million for 1998. The increase was primarily due to additional goodwill amortization related to the Company's Veltri division (see Note 3 to the Company's Consolidated Financial Statements).

Interest Expense - Interest expense for 1999 was $15.7 million or 5.4% of net sales, compared to $12.3 million or 4.9% of net sales for 1998. The increase was primarily due to higher borrowings and interest rates on the Company's senior credit facility.

Foreign Currency - Foreign currency gains and losses all relate to the Company's Canadian operation. The foreign currency loss for 1999 was $0.1 million compared to $0.6 million for 1998. The prior year included a $0.6 million non-recurring loss on the early retirement of Canadian dollar denominated debt.

Income Taxes - The Company's income taxes relate solely to its Canadian subsidiary. The provision for income taxes for 1999 was $3.0 million compared to $3.4 million for 1998. The decrease was due to additional SG&A costs in Canada that had the effect of reducing taxable income. The effective tax rate for the Canadian subsidiary was approximately 48% in 1999 and differed from the statutory tax rates primarily as a result of non-deductible goodwill amortization.

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

Gross Profit - Gross profit was $31.0 million or 12.4% of net sales for 1998 as compared to $22.6 million or 14.2% of net sales for 1997. This represents an increase of $8.4 million or 38% as compared to the prior year and was primarily related to incremental sales. Incremental gross profit related to the acquisition of PSI in December 1997 was largely offset from a strike at a major customer that resulted in unabsorbed overhead (see "1998 GM Strike"). The decrease in gross profit as a percentage of net sales was primarily due to the impact of the General Motors strike, and certain launch costs associated with new General Motors programs in 1998.

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

Special compensation - Special compensation expense for 1998 was $1.4 million compared to $1.3 million for 1997. Special compensation expense relates to deferred compensation agreements with certain members of the Company's management team (see "1998 Refinancing Charges").

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

Income Taxes - The Company's income taxes relate solely to its Canadian operations. The provision for income taxes for 1998 was $3.4 million compared to $1.3 million for 1997. The effective tax rate was approximately 42% in 1998 and differed from the statutory tax rates primarily as a result of non-deductible goodwill amortization.

Extraordinary Expense - Extraordinary expense of $0.6 million was recorded for the write-off of certain deferred financing costs on debt that was retired using proceeds from the issuance of Senior Subordinated Notes. There was no extraordinary expense in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for working capital, servicing the Company's indebtedness and capital expenditures. Management believes cash generated from operations, together with borrowings on the Company's Senior Credit Facility, will be sufficient to meet the Company's working capital, debt service and capital expenditure needs for at least the next twelve months.

On April 28, 1998, the Company received gross proceeds of $120.0 million from the private placement of its 9 5/8% Senior Subordinated Notes, due May 2008 (the "Notes"). After issuance costs, net proceeds were approximately $116.0 million and were used to retire existing indebtedness. Interest payments on the Notes will represent a significant liquidity requirement and the Company is required to make scheduled semi-annual interest payments on the Notes of approximately $5.8 million on May 1 and November 1 each year until the registered Notes mature or unless the Notes are redeemed earlier.

In April 1998, the Company established a revolving Senior Credit Facility, due April 2003, that provides for maximum borrowings of up to $100.0 million subject to certain limitations on both leverage and interest coverage, as defined in the Senior Credit Facility. At December 31, 1999, interest on the Senior Credit Facility was at the prime rate plus a margin of 150 basis points or at a eurodollar rate plus a margin of 300 basis points. At December 31, 1999, the weighted average interest rate for borrowings was approximately 8.3% and the Company had $40.5 million outstanding under its Senior Credit Facility.

The Company amended its Senior Credit Facility agreement in July 1998, March 1999, December 1999 and February 2000. These amendments provided for, among other things, (i) certain adjustments to the calculation of EBITDA, (ii) revised financial ratios and (iii) changes to the net worth floor, as those terms are defined in the Senior Credit Facility. In addition, the amendments provided for certain increases in interest rates and the February 2000 amendment limited the Company's borrowings on the Senior Credit Facility to a maximum of $63.0 million. At December 31, 1999, the Company had borrowed $40.5 million on this facility and had the ability to borrow an additional amount of approximately $2.0 million.

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

Net cash provided by operating activities was approximately $9.5 million for the year ended December 31, 1999 as compared to $10.2 million for the year ended December 31, 1998. The decrease, as compared to the prior year, was primarily related to a reduction in accrued liabilities and an increased net loss, offset by higher accounts payable and tooling reimbursements.

Net cash used in investing activities was approximately $35.0 million for the year ended December 31, 1999 as compared to $23.1 million for the year ended December 31, 1998. Investing activities were primarily related to capital expenditures totaling approximately $33.4 million in 1999, as compared to $12.9 million for 1998. Capital expenditures primarily relate to investments in machinery and equipment for new and replacement programs. For 1999, the Company made significant investments in presses and equipment for future business related to the 2001 model year DaimlerChrysler RS minivan and the 2001.5 model year KJ Jeep Cherokee.

The Company expects to finance total capital expenditures of approximately $10.0 million in 2000, $8.0 million in 2001 and $9.0 million in 2002. Capital expenditures may be greater than currently anticipated as the result of new business opportunities. In 2000, the Company also expects to finance tooling expenditures of approximately $7.0 million. A portion of these costs will be reimbursed by January 2001 with the balance being reimbursed over the duration of the respective programs. Tooling expenditures may be greater than currently anticipated as a result of changes in customer requirements.

Net cash provided by financing activities was approximately $16.6 million for the year ended December 31, 1999 as compared to $23.5 million for the year ended December 31, 1998. In 1999, financing activities included $18.5 million of borrowings on the Company's Senior Credit Facility and $1.5 million of payments on other long-term debt. In 1998, financing activities were primarily related to borrowings on the Senior Credit Facility and the issuance of Senior Subordinated Notes on April 28, 1998, offset by the retirement of indebtedness outstanding prior to April 28, 1998.

For the year ended December 31, 1999, EBITDA was $20.0 million as compared to $20.7 million for the year ended December 31, 1998. Excluding non-recurring expenses of $6.8 million in 1998 (see "1998 GM strike" and "1998 Refinancing Charges"), the Company's EBITDA decreased $7.5 million in 1999. The decrease, was primarily due to the following items in 1999, partially offset by higher sales:

(i)   $5.9 million due to operating performance at one division (see "PSI
      Divison"),
(ii)  $2.1 million due to lower scrap steel prices (see "Scrap Steel
      Prices"),
(iii) $1.1 million due to a press breakdown (see "Expenses from Press
      Breakdown")

EBITDA is defined as income from operations plus depreciation and amortization and may not be comparable to similarly-titled measures of other companies. EBITDA is presented because it is a widely accepted non-GAAP financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ACCOUNTING RULE CHANGE FOR PRE-PRODUCTION COSTS


In September 1999, the Financial Accounting Standards Board reached consensus on EITF Statement No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". Statement No. 99-5 is effective, on a prospective basis, for fiscal years beginning after December 31, 1999 and the Company plans to adopt the provisions in 2000. These provisions will restrict the Company's ability to capitalize certain pre-production costs. The Company is currently reviewing its accounting treatment for pre-production costs and does not expect the effect of this change in accounting principle to decrease reported earnings by more than $3.0 million. This accounting change has no effect on cash flow.


CHANGE IN FIXED ASSET LIVES

In May 1999, the Company extended the lives of certain fixed assets. Certain building improvements were extended from 20 years to 30 years and certain machinery & equipment (presses) were extended from 7-12 years to 20 years. The Company believes these changes:

(i)   better aligned the cost of equipment with its expected use,
(ii) resulted in useful lives more consistent with predominant industry practice, and
(iii) allowed for greater consistency across the Company's various facilities.

This change had the effect of both reducing depreciation expense and increasing income from operations by approximately $1.5 million in 1999. The change had no effect on cash flow.


INCREASE IN VARIABLE INTEREST RATES

Approximately 72% of the Company's long-term debt at December 31, 1999 was at a fixed interest rate of 9.625%. However, borrowings on the Company's Senior Credit Facility are at variable interest rates. The Company had borrowed $40.5 million on this facility at December 31, 1999 with a weighted average interest rate of approximately 8.3%. The Company expects interest expense to rise in 2000 as a result of increased borrowings on this facility and higher interest rates. At March 30, 2000, interest rates for the Senior Credit Facility were at a weighted average rate of 9.8%. This represents an increase of 150 basis points since December 31, 1999 due to:

(i)   base rate increases of 50 basis points due to Federal Reserve actions, and
(ii) a borrowing spread increase of 100 basis points by the Company's bank group.

If the trend towards higher interest rates continues, it could have a material adverse effect on the Company's financial condition and results of operations.


PSI DIVISION

The Company acquired Production Stamping, Inc. ("PSI") in December 1997. This division principally serves General Motors. While achieving the Company's strategic objectives, the financial performance of this division has not met the Company's expectations. The Company believes certain of PSI's operating issues were non-recurring, including:

(i)   the effect of a General Motors strike in 1998 (see "1998 GM Strike"),
(ii)  launch costs related to new programs (principally GMT 800 platform), and
(iii) expenses associated with two new facilities to support TRW business and incremental GMT 800 trailer hitch volumes.

In addition to the above, gross margins at the PSI division were significantly lower than gross margins at the Company's other divisions in 1999 and 1998. Primarily as a result of the above circumstances, earnings at the PSI division decreased approximately $5.9 million in 1999 as compared to 1998, excluding the effect of a 1998 GM strike. The Company expects PSI's earnings will be weak in 2000 but is working to improve PSI's profitability. The Company is currently reviewing strategic options for this division.

SCRAP STEEL PRICES

The Company has agreements to sell scrap steel that results when a steel blank is not entirely used in its manufacturing processes. Scrap steel prices are based on the prevailing market rate and this revenue is recorded as a reduction to the Company's cost of sales. Market prices for scrap steel declined significantly during 1998 and remained low in 1999. The Company believes this trend relates to increased foreign imports of steel which lowered steel production requirements for U.S. mills and the demand for scrap metal. The Company believes lower scrap steel prices reduced earnings by approximately:

(i)   $2.1 million in 1999, as compared to 1998, and
(ii)  $1.7 million in 1998, as compared to 1997.

If the market trend for scrap steel continues, it could have a material adverse effect on the Company's financial condition and results of operations.


PRESS BREAKDOWN EXPENSES

One of the Company's large press lines experienced mechanical problems in 1999. As a result, the Company had to temporarily outsource certain business to meet customer requirements and incurred a capacity constraint. The problems resulted from unusual circumstances covered by the Company's insurance policy. The Company filed a $5.0 million insurance claim and recovered $3.9 million in 1999, net of deductibles and other items. Approximately $0.3 million of the insurance recovery was applied towards related capital expenditures and $3.6 million was applied to offset related operating expenses. The Company believes the press line problems were resolved at December 31, 1999 and that unrecovered insurance proceeds reduced 1999 earnings by approximately $1.1 million.


1998 GM STRIKE

The United Auto Workers union began a strike at two General Motors ("GM") parts plants in early June 1998 which forced GM to close nearly all of its North American assembly plant operations until late July 1998. As a result, the Company temporarily discontinued shipping parts to GM until August 1998 and did not achieve pre-strike sales volumes until late September. As a result of the strike, the Company's sales and gross profit for the year ended December 31, 1998 were reduced by approximately $10.8 million and $4.8 million, respectively.


1998 REFINANCING CHARGES

On April 28, 1998, the Company completed a refinancing and retired substantially all long-term debt that was outstanding prior to the issuance of $120.0 million of Senior Subordinated Notes. The Company recorded an extraordinary loss of $0.5 million, net of $0.1 tax benefit on the early extinguishment of debt. The Company also recorded non-recurring expenses totaling $2.0 million as a result of the refinancing comprised of:

(i) a $0.6 million non-recurring loss on foreign exchange associated with the retirement of indebtedness and,
(ii) a $1.4 million non-recurring expense under deferred compensation agreements.


YEAR 2000

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the Year 2000 issue. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers. As of December 31, 1999, the Company spent approximately $2.0 million, including approximately $1.5 million that was capitalized for new systems and equipment. Certain capital expenditures were for the ordinary replacement of systems and equipment not already Year 2000 compliant.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK QUANTITATIVE AND QUALITATIVE ANALYSIS.

The Company's Canadian subsidiary manufactures and sells products in Canada. This Canadian subsidiary operates in the Canadian dollar and its functional currency is the Canadian dollar. As a result, the Company's net assets in Canada (defined as total Canadian assets less total Canadian liabilities) are exposed to exchange rate changes between the U.S. dollar and the Canadian dollar. Such exchange rate changes can affect the recorded currency translation adjustment on the Company's Consolidated Balance Sheet. The Company's net assets subject to foreign currency translation totaled $15.9 million and $9.1 million at December 31, 1999 and 1998, respectively. The potential loss from a hypothetical 10% adverse change in the foreign exchange rate at December 31, 1999 would be approximately $1.6 million.

INTEREST RATE RISK QUALITATIVE AND QUANTITATIVE ANALYSIS.

Borrowings on the Company's revolving Senior Credit Facility, due April 2003 is at variable interest rates. Related interest expense is sensitive to (i) changes in the general level of U.S. interest rates and (ii) increases in the borrowing spread over these variable base rates by the Company's bank group. The Company had $40.5 million outstanding on the Senior Credit Facility at December 31, 1999 ($22.0 million in 1998). The weighted average interest rate was approximately 8.3% at December 31, 1999 (7.3% in 1998). A hypothetical increase of 1% in the weighted average interest rate on the Senior Credit Facility at December 31, 1999, if that balance remained constant during 2000, would increase the Company's interest expense by $0.4 million.

A significant portion of the Company's interest expense has been fixed through long-term borrowings on the Company's $120.0 million of Senior Subordinated Notes, due May 2008. The fixed interest rate on the Senior Subordinated Notes is 9.625%.

COMMODITY PRICING RISK

The Company analyzed the impact of commodity pricing risk as it relates to its results of operations and cash flows. The Company believes the potential impact to be immaterial (see also Item 1. related to Raw Materials).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers and directors of the Company are as follows:


                   NAME                     AGE               POSITION
                   ----                     ---               --------

Delmar O. Stanley.........................  59     President, Chief Executive Officer
                                                    and Director
David J. Woodward.........................  42     Vice President of Finance, Chief
                                                    Financial Officer, Treasurer
                                                    and Director
Randolph J. Agley.........................  57     Chairman of the Board
Michael T. Timmis.........................  60     Vice Chairman of the Board
Wayne C. Inman............................  53     Secretary and Director
Michael T.J. Veltri.......................  43     Vice President and Director
Kris R. Pfaehler..........................  44     Vice President of Business
                                                    Development

Directors of the Company are elected each year at the Annual Meeting of Stockholders to serve for the ensuing year or until their successors are elected and qualified. The officers of the Company are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year or until their successors are elected and qualified. All officers and directors of the Company have served in their respective positions since the Company's reorganization in April 1998.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid each of the Company's four highest paid executive officers and significant employees for fiscal year 1999.

SUMMARY COMPENSATION TABLE

                                                                                          ANNUAL COMPENSATION
                                                       ---------------------------------------------------------
                                                                                   OTHER ANNUAL     ALL OTHER
NAME AND TITLE                                    YEAR       SALARY        BONUS   COMPENSATION  COMPENSATION(1)
--------------                                    ----      --------      --------  ------------   -------------

Delmar O. Stanley,..........................  1999    $400,000       $ 222,170       $ 3,535        $ 84,948
President & Chief Executive Officer           1998    $400,000          94,500         7,025         793,848
                                              1997     250,000          95,650         8,108         663,338

David J. Woodward,..........................  1999     231,000          68,000         4,469          32,060
Vice President of Finance, Chief Financial    1998     220,000          51,303         4,077         248,077
Officer & Treasurer                           1997     174,300          47,000         3,101         353,621

Michael T.J. Veltri,........................  1999     440,000         210,000        44,443          14,460
Vice President                                1998     420,000         230,000        41,999         248,077
                                              1997     380,000              --        39,726          36,375

Kris R. Pfaehler,...........................  1999     155,000          44,155         5,348          25,690
Vice President of Business Development        1998     147,500          39,700         4,966         208,385
                                              1997     137,500          37,000         4,977         274,423


(1) Includes amounts earned under the Company's equity ownership plan and deferred compensation agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SECURITYHOLDERS

The authorized capital stock of the Company consists of 25,000 shares of Class A Voting Common Stock, of which 4,074 were issued and outstanding as of March 30, 2000, and 250,000 shares of Class B Non-voting Common Stock, of which 158,853 were issued and outstanding as of March 30, 2000. The holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the shareholders generally, including the election of directors. The holders of Class B Non-voting Common Stock are not entitled to vote.

The following table sets forth information regarding beneficial ownership of the Common Stock of the Company as of March 30, 2000 by each person known by the Company to be the beneficial owner of more than 5% of its stock, each director of the Company, each named executive officer of the Company and all executive officers and directors of the Company as a group. The number of shares of Class B Non-voting Common Stock allocated to Messrs. Stanley, Woodward, Veltri and Pfaehler represents options under the Company's Equity Ownership Plan.


                                                           NUMBER OF SHARES OF   NUMBER OF SHARES OF
                                                             CLASS A VOTING      CLASS B NON-VOTING
                                                              COMMON STOCK          COMMON STOCK
            NAME AND ADDRESS OF BENEFICIAL OWNER              (% OF CLASS)*         (% OF CLASS)+
            ------------------------------------           -------------------   ------------------

Randolph J. Agley.....................................         2,165(i)(ii)          33,540
c/o Talon L.L.C.                                               (53.1%)                (17.5%)
350 Talon Centre
Detroit, Michigan 48207
Judith A. Agley.......................................         1,328                 20,739
c/o Talon L.L.C.                                               (32.6%)(i)             (10.8%)
350 Talon Centre
Detroit, Michigan 48207
James R. Agley........................................           354                  9,422
c/o Talon L.L.C.                                                (8.7%)                 (4.9%)
350 Talon Centre
Detroit, Michigan 48207
Joseph A. Agley.......................................           300(ii)              8,259
c/o Talon L.L.C.                                                (7.4%)                 (4.3%)
350 Talon Centre
Detroit, Michigan 48207
Michael T. Timmis.....................................         1,473(iii)               679
c/o Talon L.L.C.                                               (36.2%)                 (0.4%)
350 Talon Centre
Detroit, Michigan 48207
Nancy E. Timmis.......................................         1,428(iii)            35,400
c/o Talon L.L.C.                                               (35.1%)                (18.5%)
350 Talon Centre
Detroit, Michigan 48207
Wayne C. Inman........................................            41                  9,735(iv)
c/o Talon L.L.C.                                                (1.0%)                 (5.1%)
350 Talon Centre
Detroit, Michigan 48207
Delmar O. Stanley.....................................            --                 13,034(v)
c/o Talon Automotive Group, Inc.                                                       (6.8%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084
David J. Woodward.....................................            --                  4,073(v)
c/o Talon Automotive Group, Inc.                                                       (2.1%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084
Michael T.J. Veltri...................................            --                  4,073(v)
c/o Talon Automotive Group, Inc.                                                       (2.1%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084
Kris R. Pfaehler......................................            --                  3,421(v)
c/o Talon Automotive Group, Inc.                                                         (1.8%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084

All current Executive Officers and Directors as a
  Group...............................................         3,679                 68,555

                                                               (90.3%)                (35.8%)

---------------------------
 * Percentage calculations based on 4,074 shares of Class A Voting Common Stock outstanding as of March 30, 2000.

 + Percentage calculations based on 191,600 shares of Class B Non-voting Common Stock as of March 30, 2000, which consists of 158,853 shares Class B Non-voting Common Stock outstanding and stock options granted to acquire an additional 32,747 such shares.

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

(v) The respective individual has the right to acquire these shares of Class B Non-Voting Common Stock pursuant to the exercise of outstanding stock options.

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

Talon L.L.C., an affiliate of the Company beneficially owned and controlled by the shareholders of the Company, has previously provided certain consulting and administrative services to the Company, including benefit plan and risk management, tax assistance and acquisition support pursuant to a service agreement dated July 1, 1997. In 1997, the Company paid Talon L.L.C. an annual fee of $1,150,000 for such services. Effective April 1, 1998, the Company entered into an amended services agreement with Talon L.L.C. to provide for a continuation of such services as requested by the Company. The amended services agreement is on a year-to-year basis, subject to termination by either party and a fee of $500,000 annually.

The Company had an agreement to provide limited services to G&L Industries, Inc. ("G&L"), an affiliate of the Company beneficially owned and controlled by the shareholders of the Company. The Company discontinued fees under this agreement in July 1998 and the agreement has been terminated. During 1998 and 1997, the Company received fees from G&L of $250,000 and $1,600,000.

Michael T.J. Veltri, individually and/or as Trustee u/a/d December 17, 1992 ("Mr. Veltri"), is owed certain amounts by Veltri Metal Products Co., the Company's Canadian Subsidiary. On November 8, 1996, the Company purchased all of the outstanding capital stock of several related companies constituting the Veltri Group from Mr. Veltri and Maria Veltri, his spouse, pursuant to a stock purchase agreement. Pursuant to such stock purchase agreement, Mr. Veltri is eligible for certain earn-out amounts, denominated in Canadian dollars, for the calendar years 1999 and 1998, based upon the amount by which the combined EBIT (as defined in the agreement) of the Veltri Group, exceeds a certain threshold. The maximum aggregate earn-out amount payable to Mr. Veltri is not to exceed $15,000,000 (Canadian). The 1998 earn-out amount of $12,470,000 (Canadian) was paid in April 1999, including interest at the prime rate from December 31, 1998. The 1999 earn-out will be approximately $2,524,000 (Canadian) and will be paid in April 2000, including interest from December 31, 1999.

In 1998, the Veltri Group repaid an outstanding promissory note totaling $748,746, including interest of $90,421, to Mr. Veltri in connection with the stock purchase agreement.

The Company participates in several group casualty and property insurance plans with affiliated companies. Such plans include workers' compensation, general/products liability, automobile liability, fiduciary liability, umbrella/excess liability, property insurance and crime insurance. The casualty insurance plans for workers' compensation, general/products liability and automobile liability provide for specific loss retention. Insurance is carried to limit self-insurance per occurrence to $250,000 for workers' compensation and general/products liability and $100,000 for automobile liability. For the current policy year ending April 1, 2000, the aggregate annual loss retention for the group plans is $2,928,359 for automobile, general/products liability and for workers' compensation. At December 31, 1999, the self-insurance liability estimate for prior years, based upon insurance carrier case reserves and internal loss development projections, was $1,054,704. The Company's share of this liability estimate was $526,000 and this amount was fully accrued by the Company at December 31, 1999.

Under the group insurance programs, one hundred percent of each retained loss is allocated to the responsible affiliate company. The Company has also caused letters of credit totaling $1,175,000 to be issued based upon the Company's credit, which stand as sole security for such retention. The affiliated companies in this program have, in the past, been financially able to meet their commitments under the program but there can be no assurance that they will continue to be able to do so in the future. The affiliated companies in this program, excluding the Company, had annual sales of approximately $131,258,000 for the calendar year 1999 and a combined book net worth of approximately $13,039,000 at December 31, 1999. The Company believes it receives substantial economic benefit as a result of participating in the group insurance program. The Company will continue to review the cost of participation in the group program on each renewal date to determine if its continued participation in the group program is justified.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a) The following documents are filed as a part of this report:

1.             Financial Statements

               The following consolidated financial statements and notes of Talon Automotive Group, Inc. and subsidiaries are filed herewith.

               Report of Independent Auditors

               Consolidated Balance Sheets at December 31, 1999 and December 31, 1998.

               Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1999.

               Consolidated Statements of Comprehensive Income (Loss) and Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 1999.

               Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999.

               Notes to Consolidated Financial Statements.

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

3.             Exhibits

               Exhibits marked with one asterisk below were filed as Exhibits to the Company's 1998 Form 10-K; the Exhibit marked with two asterisks below was filed as an Exhibit to the Company's Form 10-Q dated April 3, 1999; and are incorporated herein by Reference.

               (a) Exhibits: See "Exhibit Index" beginning on page 40.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, State of Michigan on the 30th day of March, 2000.

                                          TALON AUTOMOTIVE GROUP, INC.

                                          By:     /s/ DAVID J. WOODWARD

                                            ------------------------------------
                                            David J. Woodward
                                            Vice President of Finance,
                                            Chief Financial Officer and
                                            Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on March 30, 2000.


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

/s/ WAYNE C. INMAN                 Secretary and Director
- -------------------------
Wayne C. Inman

/s/ MICHAEL T.J. VELTRI            Director
- -------------------------
Michael T. J. Veltri


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Talon Automotive Group, Inc.

We have audited the accompanying consolidated balance sheets of Talon Automotive Group, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Talon Automotive Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of operations and cash flows for each of the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                ERNST & YOUNG LLP

Detroit, Michigan
March 24, 2000

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)



                                                                     YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------

                                                                   1999          1998         1997
                                                                   -----         -----        ----
Net sales                                                         $291,175      $249,821    $ 158,718

Cost of sales                                                      259,444       218,803      136,163
                                                             -----------------------------------------

     Gross profit                                                   31,731        31,018       22,555


Operating expenses:

     Selling, general and administrative                            20,539        18,614       13,788

     Amortization                                                    2,036         1,417          587

     Special compensation                                               --         1,359        1,343
                                                             -----------------------------------------

Income from operations                                               9,156         9,628        6,837


Other (income) expenses:

     Interest                                                       15,676        12,293        4,599

     Foreign currency                                                  100           570          117
                                                             -----------------------------------------

Income (loss) before income taxes  and extraordinary item
                                                                    (6,620)       (3,235)       2,121

Provision for income taxes                                           3,045         3,358        1,325
                                                             -----------------------------------------

Income (loss) before extraordinary item                             (9,665)       (6,593)         796

Extraordinary item (loss on early retirement of debt), net
of applicable tax benefit                                               --           553           --
                                                             =========================================


Net income (loss)                                                 $ (9,665)     $ (7,146)   $     796
                                                             =========================================



                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                  DECEMBER 31,
                                                                      --------------------------------
                                                                                1999            1998
                                                                                ----            ----
                              ASSETS
Current assets
     Cash and cash equivalents                                         $          708     $     9,412
     Accounts receivable                                                       49,527          42,580
     Inventory                                                                 18,062          16,003
     Reimbursable tooling, net                                                 20,727           6,618
     Prepaid expenses                                                           3,082           2,266
                                                                      --------------------------------
          Total current assets                                                 92,106          76,879

Property, plant and equipment                                                 138,103         104,036
     Less accumulated depreciation                                             47,525          38,814
                                                                      --------------------------------
          Net property, plant and equipment                                    90,578          65,222

Goodwill, less amortization of $3,028 ($1,611 in 1998)                         53,803          52,490
Other assets, less amortization of $1,109 ($462 in 1998)
                                                                                8,950           5,629
                                                                      --------------------------------

Total assets                                                           $      245,437     $   200,220
                                                                      ================================


                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                  $       46,495     $    33,333
     Accrued liabilities                                                       20,252          24,527
     Deferred tooling revenue                                                  26,667              --
     Current portion of long term debt                                          1,033             994
     Current portion of capital leases                                            828             869
                                                                      --------------------------------
          Total current liabilities                                            95,275          59,723

Long term debt
     Senior credit facility                                                    40,492          22,000
     Senior subordinated notes                                                120,000         120,000
     Other                                                                        826           1,648
                                                                      --------------------------------
          Total long term debt                                                161,318         143,648

Other liabilities
     Capital leases                                                             1,507           2,182
     Deferred income taxes                                                      1,931           1,712
                                                                      --------------------------------
          Total other liabilities                                               3,438           3,894

Shareholders' deficit
     Common stock                                                               1,250           1,250
     Paid in capital                                                            1,413           1,413
     Retained earnings                                                        (16,680)         (7,015)
     Accumulated other comprehensive loss -
     currency translation                                                        (577)         (2,693)
                                                                      --------------------------------
          Total shareholders' deficit                                         (14,594)         (7,045)
                                                                      --------------------------------

Total liabilities and shareholders' deficit                            $      245,437     $   200,220
                                                                      ================================




                            See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


(UPDATE)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------------------
                                                                                              1999            1998             1997
                                                                                              ----            -----            ----
Operating Activities:
Net income (loss)                                                                          $  (9,665)      $  (7,146)      $    796
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
     Depreciation and amortization                                                            10,847          11,113          6,279
     Deferred taxes and other non-cash items                                                     666             650            465

Change in operating assets and liabilities:
     Accounts receivable                                                                      (5,691)         (6,559)        (1,507)
     Inventories                                                                              (1,846)         (2,984)        (4,779)
     Prepaids                                                                                   (789)           (955)        (1,574)
     Reimbursable tooling                                                                     12,709              --             --
     Accounts payable                                                                         12,297           2,290          3,287
     Accrued liabilities                                                                      (4,993)         15,058          3,602
     Other operating items                                                                    (4,078)         (1,276)          (403)
                                                                                      ----------------------------------------------
Cash provided by operating activities                                                          9,457          10,191          6,166

Investing Activities:
     Additions to property and equipment                                                     (33,430)        (12,901)        (9,389)
     Proceeds from sale of equipment                                                             208             573            (43)
     Acquisitions, less cash acquired                                                         (1,737)        (11,295)       (51,739)
                                                                                      ----------------------------------------------
Cash used in investing activities                                                            (34,959)        (24,196)       (61,171)

Financing Activities:
     Proceeds from long-term borrowings                                                       18,492         143,950         63,345
     Payments on long-term debt                                                               (1,631)       (103,573)        (7,497)
     Deferred financing costs                                                                   (252)         (4,834)          (104)
     Capital contribution                                                                         --              --            975
     Distributions                                                                                --         (12,037)        (1,417)
                                                                                      ----------------------------------------------
Cash provided by financing activities                                                         16,609          23,506         55,302

Effects of exchange rates                                                                        189          (1,322)          (154)

                                                                                      ----------------------------------------------
Net change in cash                                                                            (8,704)          8,179            143
Beginning cash                                                                                 9,412           1,233          1,090
                                                                                      ----------------------------------------------

Ending cash                                                                                $     708       $   9,412       $  1,233
                                                                                      ==============================================




                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)


                                                   COMMON         ADDITIONAL      RETAINED       ACCUMULATED         TOTAL
                                                    STOCK          PAID-IN        EARNINGS          OTHER
                                                                   CAPITAL      (Accumulated     COMPREHENSIVE
                                                                                   Deficit)         (LOSS)
                                                                                                 - CURRENCY
                                                                                                 TRANSLATION
                                                 -------------- -------------- -------------- ----------------- --------------

Balance at January 1, 1997                             $ 1,150          $ 538        $12,789            $  (76)       $14,401

Comprehensive income:
     Net income for 1997                                    --             --            796                --            796
     Currency translation adjustment                        --             --             --              (154)          (154)
                                                                                                                --------------
     Comprehensive income                                                                                                 642

Capital contribution                                       100            875             --                --            975
Distribution to shareholders                                --             --         (1,417)               --         (1,417)
                                                 -------------- -------------- -------------- ----------------- --------------

Balance at December 31, 1997                             1,250          1,413         12,168              (230)        14,601

Comprehensive loss:
     Net loss for 1998                                      --             --         (7,146)               --         (7,146)
     Currency translation adjustment                        --             --             --            (2,463)        (2,463)
                                                                                                                --------------
     Comprehensive loss                                                                                                (9,609)

Distribution to shareholders                                --             --        (12,037)               --        (12,037)
                                                 -------------- -------------- -------------- ----------------- --------------

Balance at December 31, 1998                             1,250          1,413         (7,015)           (2,693)        (7,045)

Comprehensive loss:
     Net loss for 1999                                      --             --         (9,665)               --         (9,665)
     Currency translation adjustment                        --             --             --             2,116          2,116
                                                                                                                --------------
     Comprehensive loss                                                                                                (7,549)

                                                 -------------- -------------- -------------- ----------------- --------------

Balance at December 31, 1999                             1,250          1,413        (16,680)             (577)       (14,594)
                                                 ============== ============== ============== ================= ==============





                            See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1999

                          (DOLLAR AMOUNTS IN THOUSANDS)


1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of Talon Automotive Group, Inc. and its subsidiaries Veltri Metal Products Co. and VS Holdings, Inc. (collectively the "Veltri Group"), both of which are wholly-owned by the Company. Effective October 3, 1999, Veltri Holdings USA, a former subsidiary, was merged into Talon Automotive Group, Inc. All significant intercompany transactions and account balances have been eliminated in consolidation.


2. DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS

The primary business of the Company is the manufacture of automotive stampings and assemblies used as original equipment components by North American automotive manufacturers in the production of sport utility vehicles, minivans, other light trucks and passenger cars. The Company primarily operates from seventeen facilities in the United States and Canada. The hourly employees of the Company are represented by various union locals of the United Auto Workers, Canadian Auto Workers, United Steel Workers and International Association of Machinist & Aerospace Workers.

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

RECLASSIFICATIONS

Certain reclassifications have been made to conform prior year's data to the current presentation.

CASH AND CASH EQUIVALENTS

The Company considers cash on hand, deposits in banks and short-term marketable securities with maturities of 90 days or less as cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The fair value of the Company's Senior Credit Facility approximates the recorded amount at December 31, 1999 since the respective interest rate approximate the December 31, 1999 market rate for similar debt instruments. The Company also has Senior Subordinated Notes (the "Notes") which traded at approximately 55% of par on December 31, 1999. However, the Company believes the Notes are thinly traded and this may not be a fair representation of market value.

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

PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation, principally using the straight-line method, over 30 years for buildings and building/lease improvements and over 5 to 20 years for machinery and equipment. Property, plant and equipment are stated at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation is removed from the accounts and the net amount, less proceeds, is charged or credited to income. Expenditures for renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

In May 1999, the Company extended the lives of certain fixed assets. Certain buildings that previously averaged 20 years were extended to 30 years and certain machinery & equipment (presses) that previously averaged 7-12 years were extended to 20 years. The change better aligns the cost of equipment with its expected use and results in useful lives more consistent with predominant industry practice. This change had the effect of reducing depreciation expense and increasing income from operations by approximately $1.5 million in 1999. The change had no effect on cash flow.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized over the term of the debt.

GOODWILL

Goodwill represents the excess of cost over the fair value of tangible net assets acquired and is amortized over 40 years using the straight-line method.

IMPAIRMENT OF ASSETS

The Company uses an undiscounted cash flow method to review the recoverability of the carrying value of goodwill and other long-lived assets. If the sum of the expected future cash flows is less than net book value, the Company adjusts the net book value of the assets to fair value.

REVENUE RECOGNITION

Revenue from sales is recorded upon shipment of product to the customer. The Company recognizes revenue with respect to reimbursable tooling contracts on the completed contract basis and therefore records advance tooling payments as deferred tooling revenue. Provisions are made for losses in the year in which the losses are first determinable.

FOREIGN CURRENCY TRANSLATION

All balance sheet items denominated in a foreign currency (i.e. Canadian dollars) are translated into United States dollars at the rate of exchange in effect as of the balance sheet date. For revenues, expenses, gains and losses, an appropriately weighted average exchange rate for the respective periods is used.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is presented as part of the Company's consolidated statement of changes in shareholders' equity (deficit). The earnings associated with the Company's investment in its Canadian subsidiary are considered to be permanent investments. Comprehensive income (loss) includes the Company's consolidated net income (loss) plus the non-cash effect of changes in foreign currency translation as it relates to the net assets of the Company's Canadian subsidiary.

INCOME TAXES

The shareholders have elected under the provisions of the Internal Revenue Code to be treated as an S-Corporation, except for the Company's Canadian subsidiary. As a result, the taxable income of the Company is included in the taxable income of the individual shareholders, and no provision for federal income taxes has been included in income. The Company's Canadian subsidiary is subject to Canadian income tax and the Company utilizes the asset and liability method in accounting for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amount and tax basis of assets and liabilities.

CONCENTRATION OF CREDIT RISK

The Company sells products to customers primarily in the automotive industry. The Company performs on-going credit evaluations of its customers and generally does not require collateral when extending credit. The Company's reserve for bad debts totaled $194 and $208 at December 31, 1999 and 1998, respectively. Credit losses have historically been within management's expectations.

OTHER ASSETS

Other assets consist of deferred financing costs, capitalized pre-production costs related to long-term supply arrangements and long-term deposits.

BUSINESS SEGMENT REPORTING

Statement of Financial Standards No. 131 (Statement No. 131), "Disclosures about Segments of an Enterprise and Related Information", requires presentation of specific segment information according to how management internally evaluates the operating performance of its business units. The Company's management evaluates the operating performance of its business units individually. However, under the aggregation criteria of Statement No. 131, the Company will continue to report as a single segment.

IMPACT OF ACCOUNTING STANDARDS ADOPTED IN YEAR ENDED DECEMBER 31, 1999

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

In September 1999, the Financial Accounting Standards Board reached a consensus on EITF Statement No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". Statement No. 99-5 is effective, on a prospective basis, for fiscal years beginning after December 31, 1999, and the Company plans to adopt the provisions in 2000. These provisions will restrict the Company's ability to capitalize certain pre-production costs. The Company is currently reviewing its accounting treatment for pre-production costs and does not expect the effect of this change in accounting principle to decrease reported earnings by more than $3,000. This accounting change has no effect on cash flow.


3. ACQUISITIONS

The following acquisitions have been completed, or the purchase price has been adjusted since 1997:


               COMPANY          DATE ACQUIRED             AGGREGATE PURCHASE PRICE
               -------          -------------             ------------------------
PSI..........................   December 8, 1997                   $49,440
Veltri Group.................   November 8, 1996                   $31,186

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

For the year ended December 31, 1997, proforma net sales and net income was calculated to be $229,417 and $2,124, respectively. This information represents the results of operations on a pro forma basis, as if the acquisitions referred to above had occurred at the beginning of the year of acquisition, and after giving effect to certain adjustments including increased depreciation and amortization of property and equipment and increased interest expense for acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of these dates.

The Veltri Group purchase agreement provided for additional payments based on the earnings of the Veltri Group, as defined, for 1999, 1998 and 1997. Such additional consideration is accounted for as additional purchase price (goodwill) and is amortized over the then remaining goodwill amortization period. Additional consideration amounted to approximately $1,737, $8,117 and $700 in 1999, 1998 and 1997, respectively.

4. MAJOR CUSTOMERS

Sales are made primarily to automotive original equipment manufacturers and their suppliers. Following is a summary of net production sales to such key customers as a percentage of total net production sales:

                                                      1999    1998     1997
                                                     ------   ------  ------

DaimlerChrysler.....................................  46.4%    45.6%    45.8%
General Motors......................................  26.0%    23.3%     8.8%
Ford................................................   8.6%    10.4%    18.1%
Other...............................................  19.0%    20.7%    27.3%
                                                     -----    -----    -----
                                                     100.0%   100.0%   100.0%
                                                     =====    =====    =====

Accounts receivable from these customers at December 31 is as follows:


                                                     1999       1998
                                                    -------   -------
DaimlerChrysler.................................  $ 25,859    $ 18,253
General Motors..................................     8,248       6,683
Ford............................................     3,297       3,271
Other...........................................    12,121      14,373
                                                   -------     -------
                                                  $ 49,525     $42,580
                                                  ========     =======

5. INVENTORIES

Inventory is comprised of the following at December 31:

                                                    1999       1998
                                                   -------    -------
Raw material....................................   $ 8,739    $ 4,935
Work in process.................................     5,629      6,084
Finished goods..................................     3,694      4,984
                                                   -------    -------
                                                   $18,062    $16,003
                                                   =======    =======

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following at December 31:

                                                    1999          1998
                                                  -------       --------
Land and improvements........................... $  1,629      $   1,424
Buildings and improvements......................   20,698         19,240
Machinery and equipment.........................   89,908         78,234
Construction in process.........................   23,485          3,165
Furniture and fixtures..........................    2,383          1,973
                                                  -------       --------
                                                  138,103        104,036
Less accumulated depreciation...................   47,425         38,814
                                                  -------       --------
Net carrying amount............................. $ 90,578       $ 65,222
                                                 ========       ========

The Company recorded depreciation expense on property, plant and equipment and capital leases of $8,811 and $9,696 in 1999 and 1998, respectively.

7. SELF-INSURANCE

The Company participates in a self-insurance pool for workers' compensation, general and automobile liability. Insurance is carried to limit self-insurance per occurrence to $250 for workers' compensation, $250 for general liability and $100 for automobile liability. Aggregate retention is established by policy year to pool total loss experience with affiliated companies. The Company provided $746, $723 and $928, in 1999, 1998 and 1997, respectively, for both claims reported and claims incurred but not reported. The Company's self-insurance reserves totaled $515, $980 and $1,221 at December 31, 1999, 1998 and 1997,
respectively. The Company is also self-insured for health care and insurance is carried to limit self-insurance per occurrence to $150. The Company provided $2,149, $1,541 and $1,633 in 1999, 1998, and 1997, respectively, for employee group health insurance. These amounts are included in accrued liabilities in the balance sheets.



8. LONG TERM DEBT

The Company completed a reorganization and refinancing on April 28, 1998 (see
Note 16). As a result of these events, substantially all debt was consolidated by the Company in 1998. The components of long term debt consisted of the following at December 31:

                                                                                       1999         1998
                                                                                     --------     --------
Senior subordinated notes, semiannual interest payments
  at 9.625%, principal due May 2008.......................                           $120,000     $120,000

Revolving senior credit facility, due April 2003, interest at the prime rate plus a margin ranging 0 to 150 basis points or Eurodollar plus a margin ranging 117.5 to 300 basis points (weighted average of 8.3%
  at December 31, 1999) ...................................                             40,492       22,000

Tooling facility with EDC, due 2001, payable quarterly, including interest based on a Eurodollar rate less an applicable margin,
  as defined in the agreement (6.397% at December 31, 1999)....                          1,419        1,949

Employment obligation to former owners of J&R, payable monthly
  through September 2001, discounted at 8.5%.................                              440          693

                                                                                      --------     --------
Total long term debt........................................                          $162,351     $144,642
Less current portion........................................                            (1,033)        (994)
                                                                                      --------     --------
                                                                                      $161,318     $143,648
                                                                                      ========     ========

Long term debt is secured by substantially all assets of the Company. The Senior Credit Facility and Senior Subordinated Notes contain certain covenants, the more restrictive of which require the maintenance of leverage and debt service coverage ratios. The agreements also place limits on the purchase or sale of property and equipment, and restrict distributions of earnings to shareholders. The Company's ability to pay dividends was restricted at December 31, 1999 under the terms of its Senior Credit Facility.

Scheduled maturities of long term debt for the companies are as follows:

                                                                TOTAL
                                                               -------
2000........................................................     1,033
2001........................................................       826
2002........................................................        --
2003........................................................    40,492
2004........................................................        -
Thereafter..................................................   120,000
                                                              --------
Total.......................................................  $162,351
                                                              ========

The Company paid interest of approximately $16,719, $10,391, $3,152, in 1999, 1998 and 1997, respectively. The Company capitalized interest payments as construction in progress of approximately $1,250, $250 and $0 in 1999, 1998 and 1997, respectively.


9. EMPLOYEE BENEFIT ARRANGEMENTS

DEFINED BENEFIT PLANS

The Company has a noncontributory defined benefit retirement plan covering substantially all hourly employees at its Hawthorne plant. Benefits under the plan are based upon years of service multiplied by a specified amount. The Company's general funding policy is to make contributions based on the plan's normal cost plus amortization of prior service costs over a period not to exceed 30 years. Plan assets are held in the Talon Group Profit Sharing Trust, which invests in various debt and equity securities.

The following table sets forth the certain information for the plan as of December 31:


                                                                1999            1998             1997
                                                               ------          ------            ----
Components of net periodic benefit cost:

Service cost                                                      123            108               93
Interest cost                                                     177            169              154
Expected return on assets                                        (204)          (186)            (148)
Amortization of unrecognized transition obligation/(asset)         (5)            (5)              (5)
Amortization of unrecognized prior service cost                    13             12               12
                                                               -------         ------           ------
Net periodic pension cost                                         104             98              106
                                                               =======         ======           ======
Changes in benefit obligation:

Benefit obligation at beginning of year                         2,688          2,465            2,100
Service cost                                                      123            108               93
Interest cost                                                     177            169              154
Benefits paid                                                    (128)          (125)            (112)
Changes in liability due to reduction in interest rate
and census experience                                            (321)            71              230
                                                               -------         ------           ------
Benefit obligation at end of year                               2,539          2,688            2,465
                                                               =======         ======           ======
Change in plan assets:

Fair value of assets at beginning of year                       2,303          2,046            1,714
Actual return on assets                                           195            168              363
Contributions                                                     184            214               81
Benefits paid                                                    (128)          (125)            (112)
                                                               -------         ------           ------
Fair value of assets at end of year                             2,554          2,303            2,046
                                                               =======         ======           ======
Funded status of the plan:

Funded status as of the end of the year                            15           (385)            (419)
Unrecognized net (asset)/obligation at transition                 (33)           (38)             (44)
Unrecognized prior service cost                                   159            172              184
Unrecognized net (gain)/loss                                     (369)           (57)            (145)
                                                               -------         ------           ------
(Accrued)/prepaid pension cost                                   (228)          (308)            (424)
                                                               =======         ======           ======

The weighted average discount rate used to determine the actuarial present value of the projected benefit obligations was 7.75% in 1999, 6.75% in 1998 and 7.5% in 1997. The expected long-term rate of return on plan assets was 8.5% in 1999, 1998 and 1997.

The Company's PSI division had a noncontributory defined benefit retirement plan covering substantially all hourly employees. The plan was frozen as of June 30, 1997 and was terminated in 1998. The Company distributed all benefits under this plan to participants in 1999.

PROFIT SHARING PLAN

The Company has a defined contribution profit sharing plan covering substantially all salaried employees. The plan allows eligible employees to make voluntary, tax-deferred contributions of up to 15% of compensation not to exceed statutory limits. The Company matches up to 50% of the employees' contributions, limited to 3% of each participant's compensation. In addition, the plan provides for discretionary contributions by the Company as determined by the Board of Directors. The Company's contributions to the plan amounted to approximately $1,233, $457 and $115 in 1999, 1998 and 1997, respectively.

DEFERRED COMPENSATION

Effective January 1, 1997, the Company entered into agreements with certain key employees that provide for deferred compensation. Deferred compensation benefits were determined based on increases in the value of the Company, as defined, through December 31, 1996 and based on a percentage of shareholder distributions, as defined, made during 1998 and 1997. The Company accrues deferred compensation as amounts are allocated to the accounts of participants under the terms of the agreements. As a result of the issuance of Senior Subordinated Notes in 1998, vesting of deferred compensation allocations was accelerated subject to a forfeiture of 33% percent per year during 1999 and 2000. Deferred compensation expense charged to operations amounted to $1,359 in 1998 and $1,343 in 1997, respectively.


10. EQUITY OWNERSHIP PLAN

Under the equity ownership plan, the Company provides the opportunity for certain executive employees to be granted the right to purchase shares of the Company's common stock at pre-determined prices. These rights to purchase stock are referred to as "stock options" for purposes of this footnote. The Company granted stock options to purchase up to 32,747 shares of the Company's common stock on December 31, 1996, and these options remained in effect as of December 31, 1999. As of December 31, 1999, 1998 and 1997, the Company had authorized 13,062 shares and no stock options had been exercised.

The employee stock options are subject to certain vesting periods and employment requirements. One stock option was immediately vested and exercisable on December 31, 1996 and all other stock options began vesting on January 1, 1999 and become fully vested and exercisable on January 2, 2003. All options expire on January 1, 2018. The weighted average fair value of the stock options granted on December 31, 1996 was $12.21 per share. The weighted average exercise price of the stock options at December 31, 1999 and 1998 ranged from $183 to $288 per share.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

The Company is required to provide pro forma information regarding the effect of stock options on net income. A fair value for the stock options was estimated at the date of grant using the minimal value method for non-public companies with the following weighted-average assumptions; risk-free interest rate of 6.0%, dividend yield of 0.0% and a weighted-average expected life of 7 years. For pro forma disclosure, the estimated fair value of the stock options is amortized to expense over the stock options' vesting period. This results in proforma expense of $14, $14 and $330 for the years ended December 31, 1999, 1998 and 1997, respectively.

11. INCOME TAXES

The Company's shareholders have elected under the provisions of the Internal Revenue Code to be treated as an S Corporation for federal income tax purposes, except for the Company's Canadian subsidiaries (the "Veltri Group"). As a result, the taxable income of the Company is included in the taxable income of the individual shareholders, and no provision for federal income taxes has been included in the statement of income. The Veltri Group is subject to Canadian income tax.

The components of Veltri Group's provision for income taxes is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                             -------------------------------------

                                                              1999               1998        1997
                                                             ------             ------      ------

Current...................................................  $ 2,925             $ 2,943    $   143
Deferred..................................................      120                 415      1,182
                                                            -------             -------    -------
                                                            $ 3,045             $ 3,358    $ 1,325
                                                            =======             =======    =======

The components of Veltri Group's deferred income taxes is as follows:

                                                                  AS OF DECEMBER 31,
                                                             ---------------------------
                                                               1999      1998      1997
                                                             -------    ------    ------
Liabilities:
  Depreciation..............................................  $1,509   $ 1,575   $ 1,585
  Other.....................................................     540       298       176
                                                              ------   -------   -------
                                                               2,049     1,873     1,761
Assets:
  Loss carry forward........................................      --        --       246
  Product warranty..........................................      96       125       146
  Other.....................................................      22        36         5
                                                              ------   -------   -------
                                                                 118       161       397
                                                              ------   -------   -------
Net deferred tax liability..................................  $1,931   $ 1,712   $ 1,364
                                                              ======   =======   =======

The reconciliation of U.S. statutory income tax rates to the Company's provision for income taxes (related to Veltri Group) is as follows:

                                                                 1999     1998      1997
                                                              --------  --------   ------

Taxes at U.S. statutory rates..........................        $(2,251) $(1,100)   $  721
Effect of loss not subject to corporate tax............          4,421    4,405       272
Canadian tax differences...............................            371     (290)      152
Non-deductible items...................................            223      130       121
Other..................................................            281      213        59
                                                               -------  -------    ------
Provision for income taxes.............................        $ 3,045  $ 3,358    $1,325
                                                               =======  =======    ======

Veltri Group paid income taxes of $2,699, $128 and $94 in 1999, 1998 and 1997, respectively.

12. COMMITMENTS AND CONTINGENCIES

The Company leases certain warehouse space, automobiles, trucks and trailers and machinery and equipment under operating and capital leases expiring on various dates through December 1, 2006. As of December 31, 1999, minimum lease rental payments due under these leases are as follows:

                                                               OPERATING     CAPITAL
                                                               ---------    ---------
2000.......................................................   $   5,976      $   828
2001.......................................................       5,305          648
2002.......................................................       4,033          470
2003.......................................................       3,164          381
2004.......................................................       2,845          519
Thereafter.................................................       2,292          148
                                                              ---------
         Total minimum lease payments......................   $  23,615
                                                              =========
Amount representing interest...............................                     (511)
                                                                            ---------
Present value of net minimum lease payments................                 $  2,335
                                                                            =========

The Company incurred rent expense for all operating leases of approximately $6,224, $3,192 and $1,565 in 1999, 1998 and 1997, respectively. The Company had outstanding letters of credit amounting to $1,689, $1,867 and $1,615 in 1999, 1998 and 1997, respectively.

At December 31, 1999, the Company had entered into commitments to purchase approximately $9,000 of new machinery equipment. In addition, the Company had commitments to purchase new tooling, for which customers will reimburse the Company, of approximately $15,000.

The Company has guaranteed to the Economic Development Corporation of Canada ("EDC") that certain tooling vendors of the Company will reimburse EDC for interim financing. This guarantee totaled approximately $10,000 at December 31, 1999 and represents a financial instrument with off-balance sheet risk if the tooling vendors do not fulfil obligations to EDC.

13. CAPITAL STRUCTURE

The authorized capital stock of the Company consists of 25,000 shares of Class A Voting Common Stock of which 4,074 were issued and outstanding as of December 31, 1999 in an amount of $925, and 250,000 shares of Class B Non-voting Common Stock, of which 158,853 were issued and outstanding in an amount of $325.


14. RELATED PARTY TRANSACTIONS

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

The Company has a business services agreement with Talon L.L.C., an affiliated company owned by the shareholders of the Company, under which the Company receives services of risk management, benefits management, tax preparation and other services from Talon L.L.C. as requested by the Company. Fees incurred under the agreement aggregated $500, $645 and $1,150 in 1999, 1998 and 1997, respectively. In connection with the issuance of the Company's Senior Subordinated Notes in April 1998, fees under this agreement were limited to $500 per year.

The Company had an agreement to provide limited services to G&L Industries, Inc. ("G&L"), an affiliate of the Company beneficially owned and controlled by the shareholders of the Company. The Company discontinued fees under this agreement in July 1998 and the agreement has been terminated. During 1998 the Company recorded fees from G&L of $250,000, included in the Company's accounts receivable at December 31, 1999.

Michael T.J. Veltri, an officer and director of the Company, is owed certain amounts by Veltri Metal Products Co. ("VMP"), the Company's Canadian Subsidiary. On November 8, 1996, the Company purchased all of the outstanding capital stock of VMP pursuant to a stock purchase agreement, Mr. Veltri is to be paid certain earn-out amounts, denominated in Canadian dollars, for the calendar years 1999 and 1998, based upon the amount by which the combined EBIT (as defined in the agreement) of VMP, exceeds a certain threshold. The maximum aggregate earn-out amount payable to Mr. Veltri is not to exceed $15,000,000 (Canadian). The 1998 earn-out amount of $12,470,000 (Canadian) was paid in April 1999, including interest from December 31, 1998. The 1999 earn-out will be approximately $2,524,000 (Canadian) and will be paid in April 2000, including interest from December 31, 1999. In 1998, VMP also repaid a promissory note totaling $748,746 (Canadian), including interest of $90,421, to Mr. Veltri in connection with the stock purchase agreement.


15.   SUPPLEMENTAL GUARANTOR INFORMATION

Veltri Metal Products Co. and VS Holdings, Inc. (collectively the "Veltri Group") are wholly owned subsidiaries of the Company and constitute all of the direct and indirect subsidiaries of the Company. The Veltri Group has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Senior Subordinated Notes.

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

Management does not believe that separate financial statements of each of these members of the Veltri Group are material to investors. Therefore, separate financial statements and other disclosures concerning members of the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:

                                                         AS OF DECEMBER 31:
                                                       1999              1998
                                                     --------          --------
   Current assets                                    $46,868           $ 33,990
   Non-current assets                                 55,016             34,510
   Current liabilities                                56,394             17,290
   Non-current liabilities                            29,525             42,137


                                                       YEAR  ENDED DECEMBER 31:
                                                       1999              1998
                                                    ---------          --------
   Net sales                                        $112,918           $100,512
   Gross profit                                       21,600             20,022
   Net income                                          3,338              2,293

16. REORGANIZATION AND REFINANCING

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


17. SUBSEQUENT EVENTS

In connection with an amendment to the Company's Senior Credit Facility agreement, effective December 30, 1999, the Company was provided the ability to enter into a certain operating lease transaction for up to $10,000 of new equipment, including approximately $6,000 purchased in 1999. In February 2000, the Company repaid approximately $6,000 of debt on the Senior Credit Facility with related lease proceeds.

Effective February 15, 2000, an amendment was made to the Company's Senior Credit Facility. This amendment primarily had the effect of increasing the current interest rate on borrowings by approximately 50 basis points and reducing the Company's borrowing limit from $100,000 to $63,000.

                                  Exhibit Index

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
--------                    -----------------------
 3.1   *          Articles of Incorporation of Talon Automotive Group, Inc. (the
                  "Company"), as amended, including Certificate of Merger dated as of
                  November 27, 1997, Certificate of Assumed name dated as of April 9,
                  1998, Certificate of Merger/Consolidation dated as of April 28, 1998, and Certificates of Share Exchange dated as of April 28, 1998
 3.2   *          Articles of Incorporation of VS Holdings, Inc. ("VS Holdings"), as
                  amended, including Certificate of Merger/Consolidation dated as of
                  April 28, 1998, Certificate of Share Exchange dated as of April 28,
                  1998, and Articles of Share Exchange dated as of April 28, 1998
 3.3   *          Articles of Incorporation of Veltri Holdings USA, Inc.
                  ("Veltri Holdings"), including Certificate of Share Exchange dated as of April 28, 1998
 3.4   *          Certificate of Status and Order of Amalgamation of Veltri
                  Metal Products Co. ("Veltri Metal Products")
 3.5   *          By-laws of the Company
 3.6   *          By-laws of VS Holdings
 3.7   *          By-laws of Veltri Holdings
 3.8   *          Articles of Association of Veltri Metal Products Co.
 3.9   *          Agreement and Plan of Merger dated as of April 28, 1998 by and between VS Holdings and VS Holdings No. 2, Inc.
 3.10  *          Agreement and Plan of Merger dated as of April 28, 1998 by and between Production Stamping, Inc. ("PSI"), Hawthorne
                  Metal Products Company ("Hawthorne"), and J&R Manufacturing
                  Inc. ("J&R")
 3.11  *          Agreement and Plan of Merger dated as of April 28, 1998 by and between the Company and TAG L.L.C.
 3.12  *          Agreement and Plan of Share Exchange dated as of April 28, 1998 by and between the Company and VS Holdings
 3.13  *          Agreement and Plan of Share Exchange dated as of April 28,
                  1998 by and Indenture dated as of April 28, 1998 by and among the Company, as Issuer, VS Holdings, Veltri Holdings, and Veltri
                  Metal Products, as Guarantors, and U.S. Bank Trust National
                  Association, as Trustee
 4.1   *          Form of 9 5/8% Senior Subordinated Note Due 2008, Series B
 4.2   *          Form of Guarantee
10.1(a)*          Credit Agreement dated as of April 28, 1998 by and between the
                  Company, as Borrower, and Comerica Bank, as Agent for the
                  Lenders
10.1(b)*          First Amendment to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the
                  Lenders
10.1(c)**         Second Amendment to Credit Agreement dated as of April 28,
                  1998 by and between the Company, as Borrower, and Comerica
                  Bank, as Agent for the Lenders
10.1(d)           Third Amendment to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the
                  Lenders
10.2    *         Pledge Agreement dated as of April 28, 1998 by and between the Company and Comerica Bank
10.3    *         Mortgage Agreement dated as of April 28, 1998 by and between the Company and Comerica Bank
10.4    *         Security Agreements dated as of April 28, 1998 between each of the Company, VS Holdings, and Veltri Holdings and Comerica
                  Bank
10.5    *         Guaranty Agreements dated as of April 28, 1998 between each of the Company, VS Holdings, Veltri Metal Products and Veltri
                  Holdings and Comerica Bank
10.6    *         Debenture Agreement dated as of April 28, 1998 by and between Veltri
                  Metal Products and Comerica Bank
10.7    *         Debenture Pledge Agreement dated as of April 28, 1998 by and between
                  Veltri Metal Products and Comerica Bank
10.8    *         Agreement dated as of April 28, 1998 by and among Michael T.
                  J. Veltri ("Mr. Veltri"), Veltri Metal Products, VS
                  Holdings, Veltri Holdings and the Company
10.9    *         Amended and Restated Promissory Note dated as of April 28,
                  1998 by Veltri Metal Products in favor of Mr. Veltri
10.10   *         Unconditional Guaranty dated as of April 28, 1998 by the Company, VS
                  Holdings, and Veltri Holdings in favor of Mr. Veltri

10.11   *         Security Agreement dated as of April 28, 1998 by the Company, its subsidiaries, VS Holdings and Veltri Holdings in favor of
                  Mr. Veltri
10.12   *         Mortgage dated as of April 28, 1998 by and between the
                  Company, as mortgagor, and Mr. Veltri, as mortgagee
10.13   *         First Amendment to Stock Purchase Agreement dated as of April
                  28, 1998 by and among Mr. Veltri, Veltri Metal Products, VS
                  Holdings and Veltri Holdings
10.14   *         Intercreditor Agreement dated as of April 28, 1998 between and among Mr. Veltri and Comerica Bank
10.15   *         Registration Rights Agreement dated as of April 28, 1998 by and among the Company, VS Holdings, Veltri Holdings, and
                  Veltri Metal Products, Salomon Brothers Inc and Credit Suisse
                  First Boston Corporation
10.16   *         Stock Purchase Agreement dated as of November 8, 1996 by and among Mr. Veltri, Maria Veltri and the Company
10.17   *         Stock Purchase Agreement dated as of October 17, 1997, as
                  amended, by and among the former shareholders of PSI and the
                  Company
10.18   *         Purchase Agreement dated as of September 30, 1996 by and among the former shareholders of J&R and the Company
10.19   *         Employment Agreement dated as of November 27, 1995, as amended on January 1, 1998, by and between the Company and Delmar O.
                  Stanley ("Mr. Stanley")
10.20   *         Employment Agreement dated as of November 8, 1996 by and
                  between the Company and Mr. Veltri
10.21   *         Non-Compete Agreement dated as of November 8, 1996 by and
                  between the Company and Mr. Veltri
10.22   *         Severance Agreement dated as of February 6, 1996 by and
                  between the Company and David Woodward ("Mr. Woodward")
10.23   *         Severance Agreement dated as of February 7, 1996 by and
                  between the Company and Kris Pfaehler
10.24   *         Consolidated Equity Ownership Plan and Agreements thereunder by and between the Company and each of Mr. Stanley, Mr.
                  Woodward, Mr. Pfaehler, and Wayne C. Inman ("Mr. Inman")
10.25   *         Deferred Compensation Agreements by and between the Company and each of Mr. Stanley, Mr. Woodward, and Mr. Pfaehler
10.26   *         Talon L.L.C. 401(k) Plan, as amended
10.27   *         Veltri Holdings 401(k) Plan
10.28   *         Executive Bonus Program of the Company
10.29   *         Lease Agreement by and between the Company and Maria Veltri dated August 1, 1994
10.30   *         Lease Agreement by and between the Company and Maria Veltri dated July 1, 1993
10.31   *         Amended and Restated Agreement dated as of April 28, 1998, by and between the Company and Talon L.L.C.
10.32   *         Loan and Facility Agreements dated as of April, 1997 between and among Veltri Metal Products and Export Development
                  Corporation
21                Subsidiaries and Affiliates of the Company
27                Financial Data Schedule


* Incorporated by reference to the filing of the 10K for the year ended December 31, 1998.
** Incorporated by reference to the filing of the 10Q for the quarter ended April 3, 1999.