Form 10-Q
period 2000-04-01
TALON AUTOMOTIVE GROUP INC
filed 2000-05-15
CIK 1061800

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000 OR

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

APPLICABLE ONLY TO CORPORATE USERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                       Shares Outstanding
                          Class                        at May 15, 2000
               -----------------------------          ---------------------
               Class A Voting Common Stock                      4,074
               Class B Non-Voting Common Stock                158,853


                           Exhibit Index located at page 12

                          TALON AUTOMOTIVE GROUP, INC.
                                    FORM 10 Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS:

                   Consolidated Statements of Operations (unaudited) for the Three Months Ended April 1, 2000 and April 3, 1999

                   Consolidated Balance Sheets at April 1, 2000 (unaudited) and December 31, 1999

                   Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended April 1, 2000 and April 3, 1999

                   Notes to Consolidated Financial Statements (unaudited)


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II    OTHER INFORMATION

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS - UNAUDITED)





                                      QUARTER ENDED:
                           ---------------------------------
                                  APRIL 1,        APRIL 3,
                                   2000             1999
                                   ----             ----

Net sales                       $ 85,682       $ 71,020

Cost of sales                     74,779         63,566
                                --------       --------

  Gross profit                    10,903          7,454

Operating expenses:
  SG&A                             7,263          5,539
  Amortization                       411            379
                                --------       --------

Income from operations             3,229          1,536

Other (income) expenses:
  Interest                         4,619          4,014
  Foreign currency                    (8)             2
                                --------       --------
Loss before income taxes          (1,382)        (2,480)

Provision for income taxes           989            877
                                --------       --------

Net loss                        $ (2,371)      $ (3,357)
                                ========       ========





                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS - UNAUDITED)




                             ASSETS                       APRIL 1, 2000   DECEMBER 31, 1999
                             ------                     ----------------  -----------------
Current assets:
  Cash                                                       $   1,300          $     708
  Accounts receivable                                           60,535             49,527
  Inventory                                                     17,582             18,062
  Reimbursable tooling                                          30,508             20,727
  Prepaid expenses                                               3,023              3,082
                                                             ---------          ---------

     Total current assets                                      112,948             92,106

Property, plant and equipment, net                              88,660             90,578

Goodwill and other assets, net                                  62,232             62,573
                                                             ---------          ---------

                                                             $ 263,840          $ 245,437
                                                             =========          =========


                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------


Current liabilities:
   Accounts payable                                          $  51,559          $  46,495
   Accrued liabilities                                          24,968             20,252
   Deferred tooling revenue                                     28,434             26,667
   Current portion of debt and capital leases                    1,670              1,861
                                                             ---------          ---------

      Total current liabilities                                106,631             95,275

Long term debt                                                 170,690            161,318
Capital leases                                                   1,434              1,507
Deferred income taxes                                            1,935              1,931
                                                             ---------          ---------

      Total non-current liabilities                            174,059            164,756

Shareholders' equity:
   Common stock                                                  1,250              1,250
   Paid in capital                                               1,413              1,413
   Retained earnings (deficit)                                 (19,051)           (16,680)
   Accumulated other comprehensive income (loss)                  (462)              (577)
                                                             ---------          ---------

      Total shareholders' equity                               (16,850)           (14,594)
                                                             ---------          ---------

                                                             $ 263,840          $ 245,437
                                                             =========          =========


                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS - UNAUDITED)


                                                             QUARTER ENDED:
                                                        APRIL 1,       APRIL 3,
                                                          2000           1999
                                                          -----         -----

Net loss                                                $ (2,371)     $ (3,357)
Depreciation and amortization                              2,640         2,929
Other non-cash expenses                                      166           195

Change in operating assets and liabilities:
  Accounts receivable                                    (10,949)          891
  Inventories                                                487           906
  Reimbursable tooling, net                               (8,018)          676
  Prepaids                                                    60        (2,003)
  Accounts payable                                         4,905         3,533
  Accrued liabilities                                      4,696         5,517
  Other operating items                                     --            (482)
                                                        --------      --------
Cash provided by (used in) operating activities           (8,384)        8,805


Investing Activities:
   Additions to property and equipment                      (305)       (8,446)

Financing Activities:
   Proceeds from long-term borrowings                      9,508         2,111
   Payments on long-term debt                               (403)         (166)
   Deferred financing costs                                 --            (243)
                                                        --------      --------

Cash provided by financing activities                      9,105         1,702


Effects of exchange rates                                    176           793
                                                        --------      --------

Net change in cash                                           592         2,854

Beginning cash                                               708         9,412
                                                        --------      --------

Ending cash                                             $  1,300      $ 12,266
                                                        ========      ========





                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Talon Automotive Group, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

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

In September 1999, the Financial Accounting Standards Board reached a consensus on EITF Statement No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". Statement No. 99-5 restricts capitalization of pre-production costs based on certain criteria and is effective, on a prospective basis, for fiscal years beginning after December 31, 1999. On January 1, 2000, the Company adopted Statement 99-5 and did not capitalize any pre-production costs for the first quarter. This accounting change has the effect of accelerating expense recognition of advance costs related to business that has not yet begun production. If the Company is not able to meet capitalization criteria prescribed by Statement 99-5 during 2000, it could reduce the Company's reported earnings by up to $3,000 as compared to 1999. The change has no effect on cash flow.

3.  COMMITMENTS AND CONTINGENCIES

As of April 1, 2000, there were no significant changes to the status of commitments and contingencies presented in the footnotes to the financial statements for the fiscal year ended December 31, 1999.

4.  INVENTORIES

Inventory consisted of the following:


                                        APRIL 1, 2000         DECEMBER 31, 1999
                                        -------------          ----------------
                                        UNAUDITED

Raw material                            $ 8,212                    $ 8,739
Work in process                           5,531                      5,629
Finished goods                            3,840                      3,694
                                        -------                    -------
Total Inventory                         $17,582                    $18,062
                                        =======                    =======

5.   COMPRENSIVE LOSS

The Company's comprehensive loss includes the reported net loss and the change in accumulated foreign currency translation adjustment. For the first quarter 2000, the comprehensive loss was $2,256 as compared to $2,564 for the first quarter 1999.


6.   SUPPLEMENTAL GUARANTOR INFORMATION

Veltri Metal Products Co. and Veltri Holdings, Inc. (collectively, the "Veltri Group") are wholly owned subsidiaries of the Company and constitute all of the direct and indirect subsidiaries of the Company. The Veltri Group has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Company's senior subordinated notes.

There are no restrictions on the ability of the Veltri Group to transfer funds to the Company in the form of cash dividends, loans or advances, except as follows: (i) pursuant to the senior credit agreement the Veltri Group agreed not to (a) declare or make any dividend or other distribution with respect to any shares of capital stock; or (b) make loans, advances or extensions of credit to any person (except for credit sales in the ordinary course of business and loans to affiliates in an aggregate amount not to exceed $15,000 at any time outstanding); and (ii)pursuant to the indenture agreement for the Company's senior subordinated notes, the Veltri Group is prohibited from making loans or advances to the Company if a default or event of default shall have occurred under the indenture.

Management does not believe that separate financial statements for the Veltri Group is material to investors. Therefore, separate financial statements and other disclosures concerning the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:


                                      APRIL 1, 2000        DECEMBER 31, 1999
                                      ---------------      -----------------
                                      UNAUDITED

Current assets                        $58,137                  $46,868
Non-current assets                     51,518                   55,016
Current liabilities                    62,846                   56,394
Non-current liabilities                29,226                   29,525



                                             THREE MONTHS ENDED:
                                      APRIL 1, 2000      APRIL 3, 1999
                                      -------------      -------------
                                      UNAUDITED              UNAUDITED

Net sales                             $34,448                 $28,939
Gross profit                            7,440                   5,321
Net income                              1,582                     978



7. RELATED PARTY TRANSACTIONS

The Company has a business services agreement with Talon L.L.C., an affiliated company owned by the shareholders of the Company. Under this agreement, the Company receives services of risk management, benefits management, tax preparation and other services from Talon L.L.C.as requested by the Company. For the three month period ended April 1, 2000 and April 3, 1999, the Company paid fees to Talon L.L.C. of $125 under this agreement.

In 1996, the Company purchased the outstanding capital stock of the Veltri Group and a former shareholder of the Veltri Group was appointed as an officer of the Company. The stock purchase agreement included certain earnout provisions payable to the former shareholder. On April 6, 2000, the Company made an earnout payment of approximately $1,781, including interest, for the calendar year 1999. This was the Company's final earnout payment due under the stock purchase agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 2000 AS COMPARED TO THE THREE MONTHS ENDED APRIL 3, 1999

Net Sales

Net sales for the three month period ended April 1, 2000 ("first quarter 2000") were $85.7 million compared to $71.0 million for the three month period ended April 3, 1999 ("first quarter 1999"). This represents an increase of
$14.7 million or 21% as compared to the prior year. The increase was primarily due to higher industry volumes and incremental new business on the General Motors GMT 800 truck platform, Honda Odyssey minivan and the GM Aurora/LeSabre/Bonneville platform.

Gross Profit

Gross profit for the first quarter 2000 was $10.9 million or 12.7% of net sales compared to $7.5 million or 10.5% of net sales for the first quarter 1999. This represents an increase of $3.4 million or 46% as compared to the prior year. The increase was due to higher sales, the effect of new welding automation and certain launch costs that reduced gross profit in the prior year period.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses for the first quarter 2000 were $7.3 million or 8.5% of net sales compared to $5.5 million or 7.8% of net sales for the first quarter 1999. The increase of $1.8 million or 21% was primarily from incremental investment in advance engineering and program management for future programs, the addition of a new warehouse facility and a $0.2 million bad debt provision in the first quarter 2000.

Interest Expense

Interest expense for the first quarter 2000 was $4.6 million or 5.4% of net sales, as compared to $4.0 million or 5.7% of net sales for the first quarter 1999. The increase of $0.6 million or 15% was due to carrying costs of new equipment for business not yet launched and higher interest rates on the Company's senior credit facility.

Income Taxes

The Company's shareholder's have elected under the provisions of the Internal Revenue Code to be treated as an S-Corporation with respect to the Company's U.S. operations. As a result, income taxes relate solely to the Company's Canadian operations. The provision for Canadian income taxes for the first quarter 2000 was $1.0 million compared to $0.8 million for the first quarter 1999. The effective tax rate for the first quarter 2000 was approximately 40% and differed from the statutory rate primarily as a result of non-deductible goodwill amortization.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used in operating activities totaled $8.4 million in the first quarter 2000 as compared to $8.8 million from operating activities in the first quarter 1999. The change compared to the prior year period was primarily from increased receivables on higher sales and the timing of expenditures for reimbursable tooling.

Net cash used in investing activities relate to capital expenditures. Capital expenditures totaled $0.3 million for the first quarter 2000 as compared to $8.4 million for the first quarter 1999 for new machinery and equipment. The decrease, as compared to the prior year period, was largely due to a sale-leaseback transaction in February 2000 for which the Company was reimbursed $6.4 million.

The Company has made significant capital expenditures related to a new production facility and new equipment for the 2002 Jeep Cherokee program ("KJ"). Through April 1, 2000, construction-in-process related to the KJ totaled approximately $14.3 million. The Company believes the new KJ business will launch by the second quarter 2001 and additional KJ capital expenditures of approximately $5.0 million will be required through that date.

Net cash provided by financing activities totaled $9.1 million for the first quarter 2000 compared to $1.7 million for the first quarter 1999. Financing activities primarily related to incremental borrowings on the Company's senior credit facility for working capital requirements, new equipment and reimbursable tooling investments.

EBITDA for the first quarter 2000 was $5.9 million as compared to $4.5 million for the first quarter 1999. This represents an increase of $1.4 million or 32% as compared to the prior year period. EBITDA is defined as income from operations plus depreciation and amortization and may not be comparable to similarly-titled measures of other companies. EBITDA is presented because it is a widely accepted non-GAAP financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

The Company has a $100.0 million senior credit facility with a syndicate of banks. On April 1, 2000, borrowings on this facility totaled $50.0 million and the Company had the ability to borrow an additional $6 million under the terms of its agreement. The Company believes borrowing availability under its senior credit facility, together with funds generated by operations, should provide sufficient liquidity and capital resources to meet its working capital requirements, capital expenditures and other operating needs for the foreseeable future.

Effective February 15, 2000, the Company's senior credit facility was amended to revise financial covenants related to interest coverage and leverage. The amendment also increased the interest rate on eurocurrency loans by 50 basis points and limited borrowings on the facility to $63.0 million on an interim basis. The Company expects to amend its senior credit facility again in 2000 to increase its borrowing limit.


FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) the degree to which the Company is leveraged; (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) the Company's reliance on major customers and selected models;
(vi) foreign currency and exchange fluctuations; and (viii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, including changes in foreign currency exchange rates, interest rates and commodity prices. The Company believes there was no significant change in its market risk factors since December 31, 1999.

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

Item 3. Defaults Upon Senior Securities:                               None

Item 4. Submission of Matters to a Vote of Security Holders:           None

Item 5. Other Information:                                             None

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibit 10(e) - Fourth Amendment to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders.

(a)      Exhibit 27 - Financial Data Schedule

(c) The Company filed no Reports on Form 8-K during the three months ended April 1, 2000.






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


                           TALON AUTOMOTIVE GROUP, INC.

                           By:   /s/ David J. Woodward
                                 ----------------------------
                                 David J. Woodward
                                 Vice President of Finance, Chief Financial
                                 Officer and Treasurer

                                 Date:  May 15, 2000

                                   EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

10.1 (e) Fourth Amendment to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders.

27                  Financial Data Schedule