Form 10-Q
period 2000-07-01
TALON AUTOMOTIVE GROUP INC
filed 2000-08-15
CIK 1061800

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000, OR

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

APPLICABLE ONLY TO CORPORATE USERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                       Shares Outstanding
                          Class                        at August 15, 2000
               -----------------------------          ---------------------
               Class A Voting Common Stock                      4,074
               Class B Non-Voting Common Stock                158,853


                        Exhibit Index located at page 12

                          TALON AUTOMOTIVE GROUP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS:

                   Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended July 1, 2000 and July 3, 1999

                   Consolidated Balance Sheets at July 1, 2000 (unaudited) and December 31, 1999

                   Consolidated Statements of Cash Flows (unaudited) for the Three and Six Months Ended July 1, 2000 and July 3, 1999

                   Notes to Consolidated Financial Statements (unaudited)


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II    OTHER INFORMATION

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS - UNAUDITED)





                                             QUARTER ENDED:                  SIX MONTHS ENDED:
                                   ----------------------------------  -----------------------------
                                        JULY 1,         JULY 3,              JULY 1,          JULY 3,
                                         2000            1999                 2000             1999
                                         ----            ----                 ----             ----
Net sales                             $   82,633       $   78,723          $  168,314       $ 149,743

Cost of sales                             73,046           69,366             147,825         132,932
                                      ----------       ----------          ----------       ---------

  Gross profit                             9,587            9,357              20,489          16,811

Operating expenses:
  SG&A                                     6,097            5,232              12,631          10,771
  Advanced program expenses                  702                0               1,430               0
  Amortization                               402              418                 813             797
                                      ----------       ----------          ----------       ---------

Income from operations                     2,386            3,707               5,615           5,243

Other (income) expenses:
  Interest                                 4,858            3,971               9,477           7,985
  Foreign currency                          (192)             (34)               (200)            (32)
                                      ----------       ----------          ----------       ---------
Loss before income taxes                  (2,280)            (230)             (3,662)         (2,710)

Provision for income taxes                   474              948               1,463           1,825
                                      ----------       ----------          ----------       ---------

Net loss                              $   (2,754)      $   (1,178)         $   (5,125)      $  (4,535)
                                      ==========       ==========          ==========       =========





                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS - UNAUDITED)




                             ASSETS                                 JULY 1, 2000    DECEMBER 31, 1999
                             ------                               ----------------  -----------------

Current assets:
  Cash                                                                  $      872     $       708
  Accounts receivable                                                       53,756          49,527
  Inventory                                                                 17,432          18,062
  Reimbursable tooling                                                      19,679          20,727
  Prepaid expenses                                                           2,736           3,082
                                                                        ----------     -----------

     Total current assets                                                   94,475          92,106

Property, plant and equipment, net                                          86,423          90,578

Goodwill and other assets, net                                              62,544          62,573
                                                                        ----------     -----------

                                                                        $  243,442     $   245,437
                                                                        ==========     ===========



                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------


Current liabilities:
   Accounts payable                                                     $   44,318     $    46,495
   Accrued liabilities                                                      20,575          20,252
   Deferred tooling revenue                                                 17,603          26,667
   Current portion of debt and capital leases                                1,552           1,861
                                                                        ----------     -----------

      Total current liabilities                                             84,048          95,275

Long term debt                                                             176,367         161,318
Capital leases                                                               1,351           1,507
Deferred income taxes                                                        1,891           1,931
                                                                        ----------     -----------

      Total non-current liabilities                                        179,609         164,756

Shareholders' equity:
   Common stock                                                              1,250           1,250
   Paid in capital                                                           1,413           1,413
   Retained earnings (deficit)                                             (21,688)        (16,680)
   Accumulated other comprehensive income (loss)                            (1,190)           (577)
                                                                        ----------     -----------

      Total shareholders' equity                                           (20,215)        (14,594)
                                                                        ----------     -----------

                                                                        $  243,442     $   245,437
                                                                        ==========     ===========



                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS - UNAUDITED)




                                                           QUARTER ENDED:                 SIX MONTHS ENDED:
                                                      JULY 1,           JULY 3,           JULY 1,    JULY 3,
                                                       2000              1999              2000       1999
                                                       ----              ----              ----       ----

Net loss                                             $  (2,754)       $  (1,178)        $  (5,125)  $ (4,535)
Depreciation and amortization                            2,663            2,802             5,303      5,731
Other non-cash expenses                                    183              194               349        389

Change in operating assets and liabilities:
  Accounts receivable                                    6,251           (6,929)           (4,698)    (6,038)
  Inventories                                               56             (489)              543        417
  Reimbursable tooling, net                               (118)          (6,140)           (8,136)    (5,464)
  Prepaids                                                 271              706               331     (1,297)
  Accounts payable                                      (6,842)           7,127            (1,937)    10,660
  Accrued liabilities                                   (4,169)         (10,867)              527     (5,350)
  Other operating items                                   (883)            (186)             (883)      (668)
                                                     ---------        ---------         ---------    -------
Cash provided by (used in) operating activities         (5,342)         (14,960)          (13,726)    (6,155)


Investing Activities:
   Additions to property and equipment                    (529)          (4,035)             (835)   (12,481)

Financing Activities:
   Proceeds from long-term borrowings                    5,970           10,889            15,478     13,000
   Payments on long-term debt                             (461)            (575)             (865)      (741)
   Deferred financing costs                                 --               (9)                0       (252)
                                                     ---------        ---------         ---------    -------

Cash provided by financing activities                    5,509           10,305            14,613     12,007


Effects of exchange rates                                  (66)          (1,311)              112       (518)
                                                     ---------        ---------         ---------    -------

Net change in cash                                        (428)         (10,001)              164     (7,147)

Beginning cash                                           1,300           12,266               708      9,412
                                                     ---------        ---------         ---------    -------
Ending cash                                          $     872        $   2,265         $     872    $ 2,265
                                                     =========        =========         =========    =======





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

In September 1999, the Financial Accounting Standards Board reached a consensus on EITF Statement No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". Statement No. 99-5 restricts capitalization of pre-production costs based on certain criteria and is effective, on a prospective basis, for fiscal years beginning after December 31, 1999. On January 1, 2000, the Company adopted Statement 99-5 and has not capitalized any pre-production costs for the six month period ending July 1, 2000. This accounting change has the effect of accelerating expense recognition of advance costs related to business that has not yet begun production. The Company has defined these advance engineering and program management costs of future business as "Advanced Program Expenses". If the Company is not able to meet capitalization criteria prescribed by Statement 99-5 during 2000, it could reduce the Company's reported earnings by up to $3,000 as compared to 1999. Due to the materiality of these expenses, advanced program expenses have been separated on the consolidated statement of operations. The change has no effect on cash flow.


3.  COMMITMENTS AND CONTINGENCIES

As of July 1, 2000, there were no significant changes to the status of commitments and contingencies presented in the footnotes to the financial statements for the fiscal year ended December 31, 1999.

4.  INVENTORIES

Inventory consisted of the following:

                                        JULY 1, 2000         DECEMBER 31, 1999
                                        ------------         -----------------
                                        UNAUDITED

Raw material                            $ 8,310                    $ 8,739
Work in process                           4,623                      5,629
Finished goods                            4,499                      3,694
                                        -------                    -------
Total Inventory                         $17,432                    $18,062


5.  COMPREHENSIVE LOSS

The Company's comprehensive loss includes the reported net loss and the change in accumulated foreign currency translation adjustment. For the second quarter and six months ended July 1, 2000 the comprehensive loss was $2,818 and $5,014 as compared to $2,489 and $5,051 for the second quarter and six months ended July 3, 1999.


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

There are no restrictions on the ability of the Veltri Group to transfer funds to the Company in the form of cash dividends, loans or advances, except as follows: (i) pursuant to the senior credit agreement the Veltri Group agreed not to (a) declare or make any dividend or other distribution with respect to any shares of capital stock; or (b) make loans, advances or extensions of credit to any person (except for credit sales in the ordinary course of business and loans to affiliates in an aggregate amount not to exceed $15,000 at any time outstanding); and (ii) pursuant to the indenture agreement for the Company's senior subordinated notes, the Veltri Group is prohibited from making loans or advances to the Company if a default or event of default shall have occurred under the indenture.

Management does not believe that separate financial statements for the Veltri Group is material to investors. Therefore, separate financial statements and other disclosures concerning the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:


                                      JULY 1, 2000        DECEMBER 31, 1999
                                      ------------        -----------------
                                      UNAUDITED

Current assets                        $43,768                  $46,868
Non-current assets                     50,519                   55,016
Current liabilities                    45,790                   56,394
Non-current liabilities                32,749                   29,525



                                             SIX MONTHS ENDED:
                                      JULY 1, 2000      JULY 3, 1999
                                      ------------      ------------
                                      UNAUDITED            UNAUDITED

Net sales                             $64,723                $59,013
Gross profit                           13,411                 11,026
Net income                              2,269                  3,283

7. RELATED PARTY TRANSACTIONS

The Company has a business services agreement with Talon L.L.C., an affiliated company owned by the shareholders of the Company. Under this agreement, the Company receives services of risk management, benefits management, tax preparation and other services from Talon L.L.C. as requested by the Company. For the six month period ended July 1, 2000 and July 3, 1999, the Company paid fees to Talon L.L.C. of $250 under this agreement.

In 1996, the Company purchased the outstanding capital stock of the Veltri Group and a former shareholder of the Veltri Group was appointed as an officer of the Company. The stock purchase agreement included certain earnout provisions payable to the former shareholder. On April 6, 2000, the Company made an earnout payment of approximately $1.8 million, including interest, for the calendar year 1999. This was the Company's final earnout payment due under the stock purchase agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JULY 1, 2000
AS COMPARED TO THE THREE AND SIX MONTHS ENDED JULY 3, 1999

Net Sales

Net sales for the three month period ended July 1, 2000 ("second quarter 2000") were $82.6 million compared to $78.7 million for the three month period ended July 3, 1999 ("second quarter 1999"). This represents an increase of
$3.9 million or 5% as compared to the prior year. The increase was primarily due to higher industry volumes and incremental new business on the General Motors GMT 800 truck platform and the Honda Odyssey minivan.

For the year-to-date period, net sales were $168.3 million compared to $149.7 million for the same period in the prior year. This represents an increase of $18.6 million or 12.4% as compared to the prior year. The increase was primarily due to higher industry volumes and incremental new business on the General Motors GMT 800 truck platform, DaimlerChrysler Dodge Neon and Honda Odyssey minivan.


Gross Profit

Gross profit for the second quarter 2000 was $9.6 million or 11.6% of net sales compared to $9.4 million or 11.9% of net sales for the second quarter 1999. This represents an increase of $0.2 million or 3% as compared to the prior year. The increase was due to higher sales and the impact of a press breakdown in the second quarter 1999.

For the year-to-date period, gross profit was $20.5 million or 12.2% compared to $16.8 million or 11.2% of net sales for the same period in the prior year. This represents an increase of $3.7 million or 22% as compared to the prior year. This increase was primarily due to higher sales and the impact of a press breakdown in the second quarter 1999.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses for the second quarter 2000 were $6.1 million or 7.4% of net sales compared to $5.2 million or 6.6% of net sales for the second quarter 1999. The increase of $0.9 million or 17% was primarily due to incremental investment in program launches and consulting expenses.

For the year-to-date period, SG&A expenses were $12.6 million or 7.5% of net sales compared to $10.8 million or 7.2% of net sales for the same period in the prior year. The increase of $1.9 million or 17% was primarily due to incremental investment in program launches, consulting expenses and $0.2 million bad debt provision in the first quarter 2000.

Advanced Program Expenses

Advanced program expenses for the second quarter 2000 and year-to-date period were $0.7 million and $1.4 million or 1.0% of net sales. This expense was capitalized for the same periods in the prior year, however, due to the new accounting rule, FASB 99-5 (see "Effect of Accounting Pronouncements"), advanced program expenses were expensed beginning January 1, 2000. Advanced program expenses are the investment in advance engineering and program management for future programs.

Interest Expense

Interest expense for the second quarter 2000 was $4.9 million or 5.9% of net sales, as compared to $4.0 million or 5.0% of net sales for the second quarter 1999. The increase of $0.9 million or 22% was due to higher borrowings and higher interest rates on the Company's senior credit facility.

For the year-to-date period, interest expense was $9.5 million or 5.6% of net sales, as compared to $8.0 million or 5.3% of net sales for the same period in the prior year. The increase of $1.5 million or 19% was due to higher borrowings and higher interest rates on the Company's senior credit facility.

Income Taxes

The Company's shareholder's have elected under the provisions of the Internal Revenue Code to be treated as an S-Corporation with respect to the Company's U.S. operations. As a result, income taxes relate solely to the Company's Canadian operations. The provision for Canadian income taxes for the second quarter 2000 was $0.5 million compared to $0.9 million for the second quarter 1999. For the year to date period, the provision was $1.5 million compared to $1.8 million for the same period in the prior year. The effective tax rate for the first quarter 2000 and year to date period was approximately 41% and 39%.


LIQUIDITY AND CAPITAL RESOURCES

For the first six months of 2000, net cash flow used in operating activities totaled $13.7 million compared to $6.1 million used in operating activities for the same period in the prior year. The change compared to the prior year period was due to the timing of expenditures for reimbursable tooling, accrued earnout payments associated with the acquisition of the Veltri Group and working capital changes.

Net cash used in investing activities primarily relates to capital expenditures. Capital expenditures totaled $0.8 million for the first six months compared to $12.5 million for the first six months of 1999. Capital expenditures were primarily for new machinery and equipment. The decrease, as compared to the prior year period, was largely due to a sale-leaseback transaction in February and April of 2000 for which the Company was reimbursed $9.6 million.

The Company has made significant capital expenditures related to a new production facility and new equipment for the 2002 Jeep Cherokee program ("KJ"). Through July 1, 2000, the cumulative construction-in-process related to the KJ totaled approximately $9.2 million. The Company believes the new KJ will launch by the second quarter 2001 and additional KJ capital expenditures of approximately $6.0 million will be required through that date.

Net cash provided by financing activities totaled $14.6 million for the first six months of 2000, compared to $12.0 million for the first six months of 1999. Financing activities primarily related to incremental borrowings on the Company's senior credit facility for working capital requirements and reimbursable tooling investments.

EBITDA for the second quarter 2000 was $5.0 million as compared to $6.5 million for the second quarter 1999. This represents a decrease of $1.5 million or 23% as compared to the prior year period. For the year to date period, EBITDA was $10.9 million compared to $11.0 million for the same period in the prior year. This represents an decrease of $0.1 million or 1% as compared to the prior year period. EBITDA is defined as income from operations plus depreciation and amortization and may not be comparable to similarly-titled measures of other companies. EBITDA is presented because it is a widely accepted non-GAAP financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

On June 27, 2000 the Company's $100 million senior credit facility was amended to increase the interim borrowing limit on the facility from $63 million to $75 million. On July 1, 2000, the Company was in default of two financial covenants in the senior credit facility agreement, the interest coverage and quarterly EBITDA covenants, as defined. On August 11, 2000 the Company's senior credit facility was amended to waive these defaults through September 29, 2000 and redefine the borrowing advance rates and remove the interim borrowing limit. The Company expects to amend the senior credit facility in the third quarter 2000 resetting financial covenants. On July 1, 2000, borrowings under the senior credit facility were $55.9 million with the availability to borrow an additional $3 million based on the financial covenants contained in the senior credit facility agreement. The Company believes borrowing availability under the senior credit facility, together with funds generated by operations, should provide sufficient liquidity and capital resources to meet its working capital requirements, capital expenditures and other operating needs for the foreseeable future.


CHRYSLER SALES DECLINE

The company expects to have significant decline in the Chrysler LH sales, in the third quarter 2000, due to a paint line explosion at the Chrysler LH Bramalea, Ontario assembly facility. The paint line explosion, which occurred in July 2000, resulted in the Bramalea facility remaining closed for an additional three weeks after the regularly scheduled July 3, 2000 shutdown period (two weeks). The Company believes the Bramalea facility is anticipating increasing production volumes through August. The Company believes the impact of this extended shutdown may have a material adverse effect on the Company's earnings for the third quarter 2000.


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

                           PART II. OTHER INFORMATION
                          TALON AUTOMOTIVE GROUP, INC.



Item 1.  Legal Proceedings:                                             None

Item 2.  Change in Securities:                                          None

Item 3.  Defaults Upon Senior Securities:                 See part 1, item 2

Item 4.  Submission of Matters to a Vote of Security Holders:           None

Item 5.  Other Information:                                             None

Item 6.  Exhibits and Reports on Form 8-K:

(a) Exhibit 10.1(f) - Fifth Amendment to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders.

(b) Exhibit 10.1(g) - Sixth Amendment to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders.


(c)      Exhibit 27 - Financial Data Schedule

(d) The Company filed no Reports on Form 8-K during the six months ended July 1, 2000.

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


                           TALON AUTOMOTIVE GROUP, INC.

                           By:   /s/ David J. Woodward
                                 ----------------------------
                                 David J. Woodward
                                 Vice President of Finance, Chief Financial
                                 Officer and Treasurer

                                 Date:  August 15, 2000

                                   EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

10.1 (f)                 Fifth Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders.

10.1 (g)                 Sixth Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders.

27                       Financial Data Schedule
