Form 10-Q
period 2000-09-30
TALON AUTOMOTIVE GROUP INC
filed 2000-11-14
CIK 1061800

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000, OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                             -------   -------

COMMISSION FILE NO. 333-56461

                           TALON AUTOMOTIVE GROUP, INC
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                     38-3382174
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

  900 WILSHIRE DRIVE, SUITE 203, TROY, MICHIGAN               48084
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

                                                       Shares Outstanding
                          Class                        at November 14, 2000
               -----------------------------          ---------------------
               Class A Voting Common Stock                      4,074
               Class B Non-Voting Common Stock                158,853


                           Exhibit Index located at page 14





--------------------------------------------------------------------------------
Form 10Q                                                                 Page 1

                          TALON AUTOMOTIVE GROUP, INC.
                                    FORM 10 Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS:

                   Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2000 and October 2, 1999

                   Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999

                   Consolidated Statements of Cash Flows (unaudited) for the Three and Nine Months Ended September 30, 2000 and October 2, 1999

                   Notes to Consolidated Financial Statements (unaudited)


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II    OTHER INFORMATION



--------------------------------------------------------------------------------
Form 10Q                                                                 Page 2

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS - UNAUDITED)



                                             QUARTER ENDED:                   NINE MONTHS ENDED:
                                   ----------------------------------  --------------------------------
                                     SEPTEMBER 30,      OCTOBER 2,        SEPTEMBER 30,      OCTOBER 2,
                                         2000             1999                2000              1999
                                         ----             ----                ----              ----
Net sales                           $  56,746          $  67,285          $ 225,060          $ 217,028

Cost of sales                          55,176             58,757            203,001            191,689
                                    ---------          ---------          ---------          ---------

  Gross profit                          1,570              8,528             22,059             25,339

Operating expenses:
  SG&A                                  5,846              4,798             18,477             15,569
  Advanced program expenses               768                  0              2,198                  0
  Amortization                            406                435              1,219              1,232
                                    ---------          ---------          ---------          ---------

Income from operations                 (5,453)             3,295                165              8,538

Other (income) expenses:
  Interest                              4,950              3,691             14,427             11,676
  Foreign currency                        (94)               130               (294)                98
                                    ---------          ---------          ---------          ---------
Loss before income taxes              (10,306)              (526)           (13,968)            (3,236)

Provision for income taxes               (270)               222              1,193              2,047
                                    ---------          ---------          ---------          ---------

Net loss                            $ (10,036)         $    (748)         $ (15,161)         $  (5,283)
                                    =========          =========          =========          =========





                             See accompanying notes.


--------------------------------------------------------------------------------
Form 10Q                                                                 Page 3

                          TALON AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS - UNAUDITED)



                             ASSETS                             SEPTEMBER 30, 2000  DECEMBER 31, 1999
                             ------                             ------------------  -----------------
Current assets:
  Cash                                                                  $      424     $       708
  Accounts receivable                                                       43,382          49,527
  Inventory                                                                 16,180          18,062
  Reimbursable tooling                                                      14,546          20,727
  Prepaid expenses                                                           2,331           3,082
                                                                        ----------     -----------

     Total current assets                                                   76,863          92,106

Property, plant and equipment, net                                          87,587          90,578

Goodwill and other assets, net                                              63,285          62,753
                                                                        ----------     -----------

                                                                        $  227,735     $   245,437
                                                                        ==========     ===========


                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------


Current liabilities:
   Senior Credit Facility                                               $   58,000     $         0
   Senior Subordinated Notes                                               120,000               0
   Accounts payable                                                         37,415          46,495
   Accrued liabilities                                                      21,704          20,252
   Deferred tooling revenue                                                 16,300          26,667
   Current portion of debt and capital leases                                1,468           1,861
                                                                        ----------     -----------

      Total current liabilities                                         $  254,877     $    95,275

Senior Credit Facility                                                           0          40,492
Senior Subordinated Notes                                                        0         120,000
Long term debt                                                                 169             826
Capital leases                                                               1,276           1,507
Deferred income taxes                                                        1,890           1,931
                                                                        ----------     -----------

      Total non-current liabilities                                     $    3,335     $   164,756

Shareholders' equity:
   Common stock                                                              1,250           1,250
   Paid in capital                                                           1,413           1,413
   Retained earnings (deficit)                                             (31,730)        (16,680)
   Accumulated other comprehensive income (loss)                            (1,420)           (577)
                                                                        ----------     -----------

      Total shareholders' equity                                           (30,487)        (14,594)
                                                                        ----------     -----------

                                                                        $  227,735     $   245,437
                                                                        ==========     ===========



                             See accompanying notes.


--------------------------------------------------------------------------------
Form 10Q                                                                 Page 4

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS - UNAUDITED)



                                                           QUARTER ENDED:                 NINE MONTHS ENDED:
                                                   SEPTEMBER 30,     OCTOBER 2,      SEPTEMBER 30,  OCTOBER 2,
                                                       2000              1999              2000       1999
                                                       -----            -----              ----       ----
Net loss                                             $(10,036)      $   (748)      $(15,161)      $ (5,283)
Depreciation and amortization                           2,652          2,401          7,956          8,132
Other non-cash expenses                                   172            124            521            513

Change in operating assets and liabilities:
  Accounts receivable                                  10,175         (4,517)         5,477        (10,555)
  Inventories                                           1,206         (5,622)         1,749         (5,205)
  Reimbursable tooling, net                             3,899          6,442         (4,236)           978
  Prepaids                                                401            630            733           (667)
  Accounts payable                                     (6,603)            11         (8,540)        10,671
  Accrued liabilities                                   1,200          1,583          1,728         (3,767)
  Other operating items                                (1,296)          (456)        (2,179)        (1,124)
                                                     --------       --------       --------       --------
Cash provided by (used in) operating activities         1,770           (152)       (11,954)        (6,307)


Investing Activities:
   Additions to property and equipment                 (3,710)        (8,425)        (4,545)       (20,906)

Financing Activities:
   Proceeds from long-term borrowings                   2,030          6,903         17,508         19,903
   Payments on long-term debt                            (376)          (406)        (1,240)        (1,147)
   Deferred financing costs                              --             --                0           (252)
                                                     --------       --------       --------       --------

Cash provided by financing activities                   1,654          6,497         16,268         18,504


Effects of exchange rates                                (162)           (90)           (53)          (608)
                                                     --------       --------       --------       --------

Net change in cash                                       (448)        (2,170)          (284)        (9,317)

Beginning cash                                            872          2,265            708          9,412
                                                     --------       --------       --------       --------
Ending cash                                          $    424       $     95       $    424       $     95
                                                     ========       ========       ========       ========



                             See accompanying notes.


--------------------------------------------------------------------------------
Form 10Q                                                                 Page 5

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

In September 1999, the Financial Accounting Standards Board reached a consensus on EITF Statement No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". Statement No. 99-5 restricts capitalization of pre-production costs based on certain criteria and is effective, on a prospective basis, for fiscal years beginning after December 31, 1999. On January 1, 2000, the Company adopted Statement 99-5 and has not capitalized any pre-production costs for the nine month period ending September 30, 2000. This accounting change has the effect of accelerating expense recognition of advance costs related to business that has not yet begun production. The Company has defined these advance engineering and program management costs of future business as "Advanced Program Expenses". If the Company is not able to meet capitalization criteria prescribed by Statement 99-5 during 2000, it could reduce the Company's reported earnings by up to $3,000 as compared to 1999. Due to the materiality of these expenses, advanced program expenses have been separated on the consolidated statement of operations. The change has no effect on cash flow.


3.  COMMITMENTS AND CONTINGENCIES

As of September 30, 2000, there were no significant changes to the commitments and contingencies presented in the footnotes to the financial statements for the fiscal year ended December 31, 1999.



--------------------------------------------------------------------------------
Form 10Q                                                                 Page 6

4.  INVENTORIES

Inventory consisted of the following:

                                     SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                     ------------------       -----------------
                                        UNAUDITED
Raw material                            $ 7,083                    $ 8,739
Work in process                           4,861                      5,629
Finished goods                            4,236                      3,694
                                        -------                    -------
Total Inventory                         $16,180                    $18,062


5.  COMPREHENSIVE LOSS

The Company's comprehensive loss includes the reported net loss and the change in accumulated foreign currency translation adjustment. For the third quarter and nine months ended September 30, 2000 the comprehensive loss was $10,201 and $15,214 as compared to $838 and $5,891 for the third quarter and nine months ended October 2, 1999.

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

Management does not believe that separate financial statements for the Veltri Group is material to investors. Therefore, separate financial statements and other disclosures concerning the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:

                                    SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                   -------------------     -----------------
                                      UNAUDITED
Current assets                        $37,997                  $46,868
Non-current assets                     52,383                   55,016
Current liabilities                    42,920                   56,394
Non-current liabilities                29,678                   29,525


                                              NINE MONTHS ENDED:
                                   SEPTEMBER 30, 2000     OCTOBER 2, 1999
                                   ------------------     ---------------
                                      UNAUDITED              UNAUDITED
Net sales                             $86,834                 $83,960
Gross profit                           16,385                  16,001
Net income                              1,754                   2,853






--------------------------------------------------------------------------------
Form 10Q                                                                 Page 7

7. RELATED PARTY TRANSACTIONS

The Company has a business services agreement with Talon L.L.C., an affiliated company owned by the shareholders of the Company. Under this agreement, the Company receives services of risk management, benefits management, tax preparation and other services from Talon L.L.C. as requested by the Company. For the nine month period ended September 30, 2000 and October 2, 1999, the Company paid fees to Talon L.L.C. of $375 under this agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
AS COMPARED TO THE THREE AND NINE MONTHS ENDED OCTOBER 2, 1999

Net Sales

Net sales for the three month period ended September 30, 2000 ("third quarter 2000") were $56.7 million compared to $67.3 million for the three month period ended October 2, 1999 ("third quarter 1999"). This represents a decrease of $10.5 million or 15.7% as compared to the prior year. The decrease was primarily due to production fluctuations at a major customer (See "Sales Decline") and balance out of certain production due to model change overs.

For the year-to-date period, net sales were $225.1 million compared to $217.0 million for the same period in the prior year. This represents an increase of $8.0 million or 3.7% as compared to the prior year. The increase was primarily due to higher industry volumes during the first six months of 2000 as compared to the prior year and incremental new business on the General Motors GMT 800 truck platform, and Honda Odyssey minivan.

Gross Profit

Gross profit for the third quarter 2000 was $1.6 million or 2.8% of net sales compared to $8.5 million or 12.7% of net sales for the third quarter 1999. This represents a decrease of $6.9 million or 81.6% as compared to the prior year. The decrease was due to significantly lower sales (See "Sales Decline") and the impact of unabsorbed fixed overhead in the third quarter 2000.

For the year-to-date period, gross profit was $22.0 million or 9.8% compared to $25.3 million or 11.7% of net sales for the same period in the prior year. This represents a decrease of $3.3 million or 12.9% as compared to the prior year. This decrease was primarily due to lower sales and the impact of unabsorbed fixed overhead in the third quarter 2000.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses for the third quarter 2000 were $5.8 million or 10.3% of net sales compared to $4.8 million or 7.1% of net sales for the third quarter 1999. The increase of $1.0 million or 21.5% was primarily due to incremental investment in program launches and consulting expenses.

For the year-to-date period, SG&A expenses were $18.5 million or 8.2% of net sales compared to $15.6 million or 7.2% of net sales for the same period in the prior year. The increase of $2.9 million or 18.7% was primarily due to incremental investment in program launches, consulting expenses and $0.2 million bad debt provision in the first quarter 2000.



--------------------------------------------------------------------------------
Form 10Q                                                                 Page 8

Advanced Program Expenses

Advanced program expenses for the third quarter 2000 and year-to-date period were $0.8 million or 1.4% of net sales and $2.2 million or 1.1% of net sales. This expense was capitalized for the same periods in the prior year, however; due to the new accounting rule, FASB 99-5 (see Note 2, "Effect of Accounting Pronouncements"), advanced program expenses were expensed beginning January 1, 2000. Advanced program expenses are the investment in advance engineering and program management for future programs.

Interest Expense

Interest expense for the third quarter 2000 was $5.0 million or 8.7% of net sales, as compared to $3.7 million or 5.5% of net sales for the third quarter 1999. The increase of $1.3 million or 34.1% was due to higher borrowings and higher interest rates on the Company's senior credit facility.

For the year-to-date period, interest expense was $14.4 million or 6.4% of net sales, as compared to $11.7 million or 5.4% of net sales for the same period in the prior year. The increase of $2.7 million or 23.6% was due to higher borrowings and higher interest rates on the Company's senior credit facility.

Income Taxes

The Company's shareholders have elected under the provisions of the Internal Revenue Code to be treated as an S-Corporation with respect to the Company's U.S. operations. As a result, income taxes relate solely to the Company's Canadian operations. The provision for Canadian income taxes for the third quarter 2000 was ($0.3) million compared to $0.2 million for the third quarter 1999. For the year to date period, the provision was $1.2 million compared to $2.0 million for the same period in the prior year. The effective tax rate for the third quarter 2000 and year to date period was approximately 34% and 40%.

LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 2000, net cash flow used in operating activities totaled $11.9 million compared to $6.3 million used in operating activities for the same period in the prior year. The change compared to the prior year period was due to the increased net loss between the periods, offset by favorable changes in working capital.

Net cash used in investing activities primarily relates to capital expenditures. Capital expenditures totaled $4.5 million for the first nine months of 2000 compared to $20.9 million for the first nine months of 1999. Capital expenditures were primarily for new machinery and equipment. The decrease, as compared to the prior year period, was largely due to sale-leaseback transactions completed during 2000 for which the Company was reimbursed $10.5 million.

The Company has made significant capital expenditures related to a new production facility and new equipment for the 2002 Jeep Cherokee program ("KJ"). Through September 30, 2000, the cumulative construction-in-process related to the KJ totaled approximately $10.4 million. The Company believes the new KJ will launch by the second quarter 2001 and additional KJ capital expenditures of approximately $4.0 million will be required through that date.

Net cash provided by financing activities totaled $16.3 million for the first nine months of 2000, compared to $18.5 million for the first nine months of 1999. Financing activities primarily were incremental borrowings on the Company's senior credit facility made to finance the net loss and capital investments incurred during 2000.

EBITDA for the third quarter 2000 was ($2.8) million as compared to $5.7 million for the third quarter 1999. This represents a decrease of $8.5 million or 149.1% as compared to the prior year period. For the year to date period, EBITDA was $8.1 million compared to $16.7 million for the same period in the prior year. This represents a decrease of $8.6 million or 51.3% as compared to the prior year period. EBITDA is defined as income from operations plus depreciation and amortization and may not be comparable to similarly-titled measures of other companies. EBITDA is presented because it is a widely accepted non-GAAP financial indicator of a company's ability to incur and service debt. However, EBITDA should not be



--------------------------------------------------------------------------------
Form 10Q                                                                 Page 9
considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

RECLASSIFICATION OF SENIOR CREDIT FACILITY

On July 1, 2000, the Company was in default of two financial covenants in the Company's $100 million senior credit facility, the interest coverage and quarterly EBITDA covenants, as defined. On August 11, 2000 the Company's senior credit facility was amended to waive the July 1, 2000 defaults through September 29, 2000 and redefine the borrowing advance rates and remove the interim borrowing limit. On September 29, 2000, the senior credit facility was amended to waive the July 1, 2000 defaults through October 27, 2000. On October 27, 2000, the senior credit facility was amended to waive the July 1, 2000 default until November 20, 2000.

For the period ending September 30, 2000, the Company was in default of three financial covenants, the interest coverage, quarterly EBITDA and leverage covenants, as defined. On November 14, 2000 the Company's senior credit facility was amended to waive the September 30, 2000 defaults through November 20, 2000. The Company is negotiating with its bank group during this waiver period to amend the senior credit facility and reset the existing financial covenants.

On September 30, 2000, borrowings under the senior credit facility were $58 million with the availability to borrow an additional $16 million.

Due to the violation of the financial covenants in the Company's $100 million senior credit facility for the period ending September 30, 2000, the Company has elected to reclassify its $100 million senior credit facility to a current obligation as required by FAS 78: Classification of Obligations that are Callable by the Creditor. The company does not believe that it is probable that these violations will be cured by the end of the waiver period, however, the Company is negotiating with its bank group to modify the existing covenants such that the Company will be in compliance with the terms of its credit facility by December 31, 2000.

SENIOR SUBORDINATED NOTES

The Company elected not to make the November 1, 2000, interest payment, when due, on its $120 million principal amount of 9.625% Senior Subordinated Notes due May 1, 2008, and is operating under a 30-day "grace" period ending December 1, 2000. The Company is negotiating with its bank group and the note holders to facilitate payment of the interest due, or to modify the terms of the senior subordinated notes to defer payment. If agreement between the parties cannot be reached by December 1, 2000, the notes may be declared in default. The Company has, therefore, elected to classify the notes as a current liability as required by FAS 78: Classification of Obligations that are Callable by the Creditor.

SALES DECLINE

As previously disclosed, the company experienced a significant decline in Chrysler LH sales, in the third quarter 2000, due to a paint line explosion at the Chrysler LH Bramalea, Ontario assembly facility. The paint line explosion, which occurred in July 2000, resulted in the Bramalea facility remaining closed for an additional three weeks after the regularly scheduled July 3, 2000 shutdown period (two weeks) and a slow volume ramp up in August 2000.

In addition, OEM inventory balancing and a new product launch resulted in a significant reduction of production on the Dodge Neon and Chrysler Minivan platforms which had a material adverse impact on sales and EBITDA for the third quarter.

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of


--------------------------------------------------------------------------------
Form 10Q                                                                 Page 10

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



--------------------------------------------------------------------------------
Form 10Q                                                                 Page 11

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

Item 3. Defaults Upon Senior Securities:                 See Part 1, Item 2

Item 4. Submission of Matters to a Vote of Security Holders:           None

Item 5. Other Information:                                             None

Item 6. Exhibits and Reports on Form 8-K:

(a)     See Exhibit Index on page 14.

(b) On November 1, 2000, the Company filed a current Report on Form 8-K dated that same date. Pursuant to Item 5 of the report, the Company reported its election not to make the November 1, 2000 interest payment on its 9.625% Senior Subordinated Notes.


--------------------------------------------------------------------------------
Form 10Q                                                                 Page 12

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


                           TALON AUTOMOTIVE GROUP, INC.

                           By:   /s/ David J. Woodward
                                 ----------------------------
                                 David J. Woodward
                                 Vice President of Finance, Chief Financial
                                 Officer and Treasurer

                                 Date:  November 14, 2000


--------------------------------------------------------------------------------
Form 10Q                                                                 Page 13

                                   EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

10.1 (h) Seventh Amendment to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders.

10.1 (i) Eighth Amendment to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders.

10.1 (j)                 Waiver Under Credit Agreement

27                       Financial Data Schedule



--------------------------------------------------------------------------------
Form 10Q                                                                 Page 14