Form 10-K405
period 2000-12-31
TALON AUTOMOTIVE GROUP INC
filed 2001-04-02
CIK 1061800

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         As of April 2, 2001, 4,074 shares of Class A Voting Common Stock and 158,853 shares of Class B Non-Voting Common Stock of the Registrant were outstanding. There is no public trading market for the Common Stock.

                          TALON AUTOMOTIVE GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----
Item 1. Business...........................................................   4

Item 2. Properties.........................................................   9

Item 3. Legal Proceedings..................................................   9

Item 4. Submission of Matters to a Vote of Security Holders................   9

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters................................................   9

Item 6. Selected Financial Data............................................  10

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................  11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........  17

Item 8. Financial Statements and Supplementary Data........................  17

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure................................  17

PART III

Item 10. Directors and Executive Officers of the Registrant................  17

Item 11. Executive Compensation............................................  18

Item 12. Security Ownership of Certain Beneficial Owners
         and Management....................................................  18

Item 13. Certain Relationships and Related Transactions....................  20

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.......................................................  21

FORWARD LOOKING STATEMENTS

Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements which address activities, events or developments that the Company expects or anticipates may occur, including future acquisitions, business strategy, expansion and growth of the Company's business and operations, negotiations with senior lenders and noteholders and other similar matters, are forward looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production; (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v)foreign currency and exchange fluctuations; (vi) availability of funds, credit, or extension of debt; (vii) the matter described in the paragraph below; and (viii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

RELIANCE ON MAJOR CUSTOMERS AND SELECTED MODELS. The Company's primary customers are DaimlerChrysler, General Motors, Ford and Honda. The loss of any one of such customers, or an unanticipated significant reduction in business generated by them, would have a material adverse effect. The Company currently expects to derive a substantial portion of its 2001 net sales from the DaimlerChrysler LH platform vehicles (Concorde, Intrepid, 300M and LHS passenger cars), the RS platform vehicles (Voyager/Town & Country/Caravan minivans) and the GMT-800 platform vehicles (Silverado/Sierra/Tahoe/Yukon/Escolade/Suburban). The Company also anticipates launching significant new business on the DaimlerChrysler 2002 KJ platform (Jeep Liberty sport utility) during 2001. There can be no assurance that these vehicles will achieve a strong level of market acceptance.

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

COMPETITION. The automotive component supply industry is highly fragmented and highly competitive. The Company's ability to compete is dependent upon successful implementation of its current and future business strategies. Competitors include companies that are larger and have substantially greater resources, as well as divisions of OEMs with internal stamping and assembly operations. There can be no assurance Talon's business will not be adversely affected by existing or increased competition.

INCREASING CUSTOMER REQUIREMENTS. The automotive industry is characterized by a small number of OEM's that are able to exert considerable pressure on component suppliers to reduce costs and improve quality. In the past, OEM's have generally demanded and received price reductions and measurable increases in quality by implementing competitive selection processes, rating programs and other arrangements. Through increased partnering, OEM's have generally required suppliers to provide more design and engineering input at earlier stages of product development, including the building and financing of new tools. Costs related to these requirements are often at least partially absorbed by the suppliers. There can be no assurance the Company will be able to improve or maintain its profit margins on sales to OEM's, or that such customer requirements will not have a material adverse effect on the business.

PART I

ITEM 1. BUSINESS


GENERAL

Talon Automotive Group, Inc. and its subsidiaries (collectively referred to as "Talon" or the "Company") is a full-service Tier 1 designer and manufacturer of high-quality, stamped metal components and assemblies used by North American automotive original equipment manufacturers ("OEM's"). Talon specializes in underbody/chassis and unexposed body structure assemblies that are major structural components of passenger cars, light trucks, and vans. Products include frame rails, inner quarter panels, rear back panels, crossmembers, cowls, radiator/front-end supports and trailer hitch assemblies.

Talon's four largest OEM customers, DaimlerChrysler Corporation ("DaimlerChrysler"), General Motors Corporation ("General Motors"), Ford Motor Company ("Ford") and Honda Motor Co., Ltd. ("Honda") accounted for approximately 44%, 28%, 8% and 6%, respectively, of net sales for the year ended December 31, 2000. Given the concentration of DaimlerChrysler and General Motors business, any downturn in the industry may have a similar effect on the Company. The Company also sells products to targeted Tier 1 suppliers. Platforms on which Talon had its most significant content in 2000 included:

Customer                   Platform
- --------                   --------
DaimlerChrysler            LH 300M/Concorde/Intrepid/LHS, RS Voyager/Town&
                           Country/Caravan Minivan, NPL Neon and AB Ram Van

General Motors             GMT 800 Full-size Pickup/Tahoe/Suburban, GMT 325/330
                           Blazer/Jimmy and M-Van/Astro/Safari

Ford UN105 Explorer, UPN207 Explorer Sport and SportTrac and Lincoln Continental

Honda                      LS Accord, VC Civic and BM Odyssey Minivan

Talon has grown rapidly through a combination of strategic acquisitions and new customer platform awards. Net sales have increased at a compound annual growth rate of 38% from $56.8 million in 1995 to $284.4 million in 2000. At this time, the Company is going through an integration phase and is expected to close three facilities (See Note 10 to the Company's Consolidated Financial Statements) in 2001.

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


BUSINESS STRATEGY

The North American market for body and chassis stampings is dominated by the OEM captive suppliers and approximately 20 major independent suppliers, including Talon. Talon believes it is one of the leading independent suppliers in its core product segment of underbody/chassis and unexposed body structure assemblies. The Company's strategic objective is to become the customer-preferred supplier in this market segment.

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

2) unexposed body structure assemblies (beneath the Class A surface panels, and comprising the upper vehicles structure);

3)   Class A exposed surface panels;

4)   full truck frames (body-on-frame) and engine cradles; and

5)   powertrain, mechanical hardware and other components.

Talon's strategy is to focus on underbody/chassis and unexposed body structure assemblies (the first two categories above). Key elements of this strategy include:

SUPPLYING COMPLEX HIGH VALUE-ADDED MODULES AND SYSTEMS. Value-added assemblies represented approximately 80% of the Company's 2000 net sales. The Company seeks to gain new business of modules and systems, which typically includes greater content than value-added assemblies. Talon believes its capabilities, combined with current industry trends, have created an opportunity for Talon to supply certain systems comprising multiple assemblies and integrated modules.
Examples of these systems are:

System                      Components
- ------                      ----------
Front-end chassis           Frame rails, bumpers, wheel house inner panels,
                            cross members, and shock towers

Front-end body              Front fenders, cowl/plenum assemblies, body
                            reinforcements.

Center floor plan           Center floor pans, floor pan reinforcements, and
                            tunnel reinforcement assemblies

Rear chassis                Rear frame rails, rear wheel houses, rear floor
                            pans and crossmembers

Rear body-side              Body side panels, quarter panels, B/C pillars, rear
                            back panels


ENHANCING FULL-SERVICE ENGINEERING AND PROGRAM MANAGEMENT CAPABILITIES. Talon seeks to be a leader in its supply of design, engineering, prototyping, program management, product development and assembly capabilities to further strengthen its preferred position with certain key customers. Talon believes these capabilities will enable it to participate in the product development process during the concept and prototype development stages as well as throughout the design and manufacturing stages. As OEMs continue to outsource complex, unexposed stamped assemblies and modules to fewer suppliers, Talon believes Tier 1 suppliers with proven full-service capabilities will be better positioned to secure such business.

FOCUSING ON KEY CUSTOMERS. As OEMs continue to consolidate their supplier base, Talon believes strong customer relationships are increasingly important. As a result, the Company focuses on a limited number of customers to anticipate and better service those customer needs. Examples of Talon's close relationships with key customers include:

1) Talon has been awarded a rear frame rail chassis module for a future DaimlerChrysler vehicle which will include the frame rails, crossmembers, and floor plan. The Company believes that its advanced engineering capabilities and prior Program successes contributed to this award.

2) The Company believes it is one of DaimlerChrysler's largest independent supplier of front frame rail assemblies.

3) The Company received a Best Practices Award for delivery performance and CAD/CAM Recognition Award from DaimlerChrysler.

4) Talon has been selected by Honda of America to provide guest engineering support at Honda's North American research center for a future Honda vehicle platform.

5) Talon received a productivity improvement award from Honda of America as a result of implementing cost improvements.

QUALITY COMMITMENT. Talon believes its quality performance is a significant competitive advantage. The OEM's largely evaluate supplier quality by the number of defective parts per million supplied ("PPM"). The Company's PPM performance with DaimlerChrysler for the period ended December 2000 was 13 PPM. This was favorable to DaimlerChrysler's benchmark of 50 PPM for world class suppliers. Talon has received certain quality and delivery awards from key OEM customers, including DaimlerChrysler's Gold Pentastar Award in 1998,1999 and 2000.

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

PRODUCTS

Talon manufactures a broad range of complex products on over 25 different platforms. Approximately 80% of the 2000 net sales were from value-added assemblies and our core products are generally classified into the following three categories:

1)   UNDERBODY/CHASSIS

These products form the lower vehicle structure or foundation of the vehicle and include large metal stampings and assemblies such as frame rails, wheelhouse panels, floor pans, suspension braces and crossmembers.

2)   UNEXPOSED BODY STRUCTURES

These products form the basic body structure of the vehicle and comprise large metal stampings and assemblies such as body side panels, cowls, pillars, roof rails, side sills, inner quarter panels, rear back panels and fender reinforcement assemblies.

3)   OTHER

Talon manufactures certain other products, including trailer hitch assemblies, air bag canisters, heat shields, battery trays and other complex stampings and assemblies. We also have the capability to produce low volume production runs and prototype or pre-production stamped assemblies. Often, this includes production utilizing a hydroforming process that was internally developed. Our capabilities include managing math data from the customer, building soft tooling, stamping parts, laser trimming/piercing, and final assembly/welding of all required components. We believe our prototype stamping operation enhances our ability to provide one-stop engineering solutions to our customers.

DESIGN AND ADVANCED ENGINEERING

OEM's are increasingly focused on shortening design cycles and reducing costs by involving suppliers earlier in the process of designing a vehicle. The Company has invested substantial resources in developing engineering capabilities to meet these demands, including computer-aided design terminals that support DaimlerChrysler, General Motors, Ford and Honda language formats, structural and fatigue (finite element or "FEA") analysis, computer simulated analysis of the metal forming process, weld process simulation analysis and electronic communication via automotive network exchange ("ANX"). These capabilities enable the Company to provide creative product design and manufacturing services that result in cost and quality improvements. The objective is to achieve a competitive advantage through these product design, engineering and development capabilities.


CUSTOMERS AND MARKETING

The Company primarily serves automotive OEM's in the North American market. The four largest OEM customers are DaimlerChrysler, General Motors, Ford and Honda. It also sells products to targeted Tier 1 suppliers that in turn supply OEMs in the North American market.

1)   DAIMLERCHRYSLER

The Company first developed expertise in frame rail assemblies on the 1993 LH Concord/Intrepid/LHS and AB Ram Van vehicles. The success with these programs led to increased content on the 1998 LH for which our sales increased over 50% per vehicle. In addition, new business was recently awarded on the 2000 NPL Neon, 2001 RS Voyager/Town&Country/Caravan minivan, 2002 KJ

Jeep Liberty, and 2003 model Chrysler Citadel CS hybrid wagon. The Company believes it's one of DaimlerChrysler's largest key independent suppliers of front and rear frame rail assemblies for passenger cars, vans and sport utility vehicles.

2)   GENERAL MOTORS

In 1999, new business was launched on the GMT 800 Series Tahoe/Suburban and the 2000 model GMX 220/310 LeSabre/Bonneville. New products on the Tahoe/Suburban include a trailer hitch assembly, suspension tie bar and floor pan reinforcement assembly. New products for the LeSabre/Bonneville include a heat shield, dash panel reinforcement and frame rail reinforcement. In 2000, volume on the GMT 800 pickup and GMT 820/830 Tahoe Suburban trailer hitch assemblies increased to reflect both higher industry and higher option rate usage for trailer hitches. Using the automated robotic welding system that was successfully launched in 1999, the Company was able to quickly respond to General Motors' request for this increased production.

3)   FORD

Ford has been insourcing its stamping needs and may further reduce the number of its outside suppliers. Accordingly, Ford's future stamping strategy remains uncertain and the Company continues to support Ford as a full-service stamping supplier for certain current and carryover parts.

4)   HONDA

The Company believes it is one of Honda's leading independent stamping suppliers. It currently supplies 24 parts on the LS Accord, 13 parts on the BM Odyssey minivan and 9 parts on the VC Civic. It expects business with Honda to increase as Honda increases its export volumes and expands capacity in North America. As an example of growth with Honda, new business was launched in 2000 on the Acura MDX, and have been sourced new business on the Honda HP SUV, planned to be launched in 2002.

BACKLOG

In general, the Company does not manufacture products against a backlog of orders. Production and inventory levels are geared primarily to projections of future demand and the level of incoming orders.

RAW MATERIALS

Talon's principal raw material is steel, representing approximately 87% of raw material cost for 2000. The remaining 13% of raw material represents various purchased parts such as tubular products, sealers, corrosion resistant coating, aluminum and various fasteners.

Talon participates in steel purchase programs through DaimlerChrysler, Ford, General Motors and Honda wherein steel is purchased by the OEM from the steel mill and sold to the Company at a price fixed by the OEM. These purchase programs substantially neutralize our exposure to steel price increases or decreases since price changes are absorbed by the OEM prior to our purchasing the steel.

COMPETITION

Talon's competitors include both captive OEM suppliers and external, non-captive suppliers. The Company competes with a limited number of competitors that have the physical assets and technical resources to produce large bed stampings, complex parts and sub-assemblies. The number of competitors has decreased in recent years and is expected to further decrease as the OEM supplier industry continues to consolidate. Talon's competitors include Cosma Body and Chassis Systems (a group within Magna International Inc.); Tower Automotive, Inc.; Budd Company (a group within ThyssenKrupp AG); A.G. Simpson Automotive, Inc.; Oxford Automotive, Inc.; L&W Engineering; Trianon Industries Corp.; The Narmco Group; and divisions of OEMs with internal stamping and assembly operations. Competitive factors for products include quality, cost, delivery, technical expertise, engineering capability and customer service.

EMPLOYEES

As of December 31, 2000, Talon had 1,912 employees, including 398 salaried and 1,514 hourly employees. Included in the hourly total are 442 employees represented by the United Auto Workers union, 514 employees represented by the Canadian Auto Workers union, 432 employees represented by the United Steel Workers of America union and 73 employees represented by the International Association of Machinist & Aerospace Workers union. The remaining 53 hourly workers are not unionized. Talon's collective bargaining agreements with these unions expire at various times at each production facility. At the present time, the Company is in an integration phase that is expected to reduce the workforce by 170 employees (see Note 10 of the Company's Consolidated Financial Statements).

Item 2. PROPERTIES

Talon conducts operations in 15 facilities in 12 locations, as summarized below:



LOCATION                            DESCRIPTION              SQUARE FOOTAGE    OWNED/LEASED
- --------                            -----------              --------------    ------------
Celina, Tennessee............   Manufacturing                      96,000            Leased
Harrison Township, Michigan..   Manufacturing/Prototyping          86,000            Leased
New Baltimore, Michigan......   Manufacturing/Office              105,000            Leased
New Baltimore, Michigan......   Manufacturing/Warehouse           100,000            Leased
Rochester Hills, Michigan....   Sales and Engineering               9,480            Leased
Oxford, Michigan.............   Manufacturing                      62,000            Leased
Troy, Michigan...............   Corporate Headquarters,            18,000            Leased
                                Design and Engineering
Windsor, Ontario, Canada.....   Manufacturing/Robotics            254,000            Leased
Windsor, Ontario, Canada.....   Tooling                            20,000            Leased
Windsor, Ontario, Canada.....   Manufacturing/Robotics            105,000            Owned
Royal Oak, Michigan..........   Manufacturing/Office              250,000            Owned
Glencoe, Ontario, Canada.....   Manufacturing/Robotics             51,000            Owned



The utilization and capacity of facilities fluctuates based upon the mix of components and the vehicle models for which they are produced. Currently, the Company is expected to integrate the PSI Division reducing the number of facilities and locations to 12 and 9, respectively. Leases on facilities have expiration dates ranging from 2001 through 2007. Certain Windsor, Ontario, Canada facilities are leased from affiliated parties (see "Certain Relationships and Related Transactions").


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


PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

There is no public trading market for the Company's Common Stock. As of April 2, 2001, there were 12 holders of record of the Company's Common Stock.

The Company paid aggregate cash dividends of $10,475,000 in 1998, immediately after the issuance of the Company's Senior Subordinated Notes. The Company's ability to pay dividends was restricted at December 31, 1999 under the terms of its Senior Credit Facility. In addition, there are certain dividend restrictions on the Company's wholly-owned subsidiaries (see Note 17 to the Company's Consolidated Financial Statements).

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company for the five years ended December 31, 2000. Selected historical financial data for the three years ended December 31, 2000 are derived from the audited consolidated financial statements of the Company included elsewhere in this Report. The selected financial data for the two years ended December 31, 1997 is derived from audited combined financial statements of the Company incorporated by reference in this Report. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes presented elsewhere in this Report.


(In Thousands)                                 1996            1997            1998             1999             2000
                                            ----------      ----------      ----------       ----------       ----------
STATEMENT OF OPERATIONS DATA
Net sales ............................      $   71,029      $  158,718      $  249,821       $  291,175       $  284,445
Gross profit .........................          12,909          22,555          31,018           31,731           26,193
Selling, general and administrative
  expenses(a) ........................           8,375          13,788          18,614           20,539           24,995
Advanced Program Expense .............              --              --              --               --            2,930
Restructuring Charge .................              --              --              --               --           10,183
Amortization expense .................             115             587           1,417            2,036            1,621
Special compensation(b) ..............              --           1,343           1,359               --
Income (loss )from operations ........           4,419           6,837           9,628            9,156          (13,536)
Interest .............................           1,754           4,599          12,293           15,676           19,540
Income (loss) before income taxes(c) .           2,363           2,121          (3,235)          (6,654)         (32,622)
Net income (loss) ....................           2,269             796          (7,146)          (9,699)         (34,383)

BALANCE SHEET DATA (END OF PERIOD)
Cash and cash equivalents ............      $    1,090      $    1,233      $    9,412       $      708       $    1,564
Total assets .........................          91,110         166,494         200,220          245,437          224,766
Total debt ...........................          49,468         107,315         147,693          164,686          183,831
Shareholders' equity (deficit) .......          14,401          14,601          (7,045)         (14,594)         (49,834)

OTHER FINANCIAL DATA
Cash flows from operations ...........           6,317      $    6,166      $   10,191       $    9,457       $  (13,202)
EBITDA(d) ............................           7,536          13,116          20,741           20,003            7,282
Depreciation and amortization ........           3,419           6,279          11,113           10,847           10,635
Capital expenditures .................           3,942           9,389          12,901           33,430            7,379


- --------------------------
(a) Included in selling, general and administrative expenses are business services fees paid to Talon L.L.C., an affiliate of the Company, of $500,000 $500,000 and $645,000 for 2000, 1999, and 1998, respectively. Such fees were reduced to $500,000 annually, effective April 1, 1998 and discontinued effective January 1, 2001. In addition, certain items in the Company's 1997 and 1998 financial statements have been reclassified to conform with the presentation used in 2000.

(b) Certain members of the Company's management team participate in deferred compensation agreements which reward the employee for increases in share value. Approximately $1,343,000 was recorded in 1997 under these agreements and an additional amount of $1,359,000 was recorded upon the issuance of Senior Subordinated Notes on April 28, 1998. Effective on that date, all future contributions under these agreements were discontinued, excluding annual interest increases on all vested amounts at the rate of 6% per year.

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

(d) EBITDA is defined as income from operations plus depreciation, amortization and one-time restructuring charges (see "PSI Division") and may not be comparable to similarly-titled measures of other companies. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In 1998, EBITDA included certain non-recurring items (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production; (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems;
(v)foreign currency and exchange fluctuations; (vi) availability of funds, credit, or extension of debt; and (vii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Net Sales - Net sales for the year ended December 31, 2000 were $284.4 million compared to $291.9 million for 1999. This represents a decrease of $6.5 million or 2.2% as compared to the prior year. The decrease was attributable to the production fluctuations at OEM customers (see "Sales Decline") during the third and fourth quarter 2000 due to generally slower market conditions. These decreases were partially offset by strong GM truck sales throughout 2000.

Gross Profit - Gross profit was $26.2 million or 9.2% of net sales for 2000 as compared to $31.7 million or 10.9% of net sales for 1999. This represents an decrease of $5.5 million or 17.5% as compared to the prior year. The decrease was primarily due to lower sales (see "Sales Decline") and the related impact of unabsorbed overhead for the third and fourth quarters 2000.

Selling, General and Administrative Expenses ("SG&A") - SG&A expenses for 2000 were $25.0 million or 8.7% of net sales, compared to $20.5 million or 7.1% of net sales for 1999. This represents an increase of $4.5 million or 21.9% as compared to the prior year. The increase was primarily due to incremental investment in program launches, consulting expenses and bad debt provisions.

Advanced Program Expenses - Advanced program expenses for the year ended December 31, 2000 were $2.9 million or 1.0% of net sales. This expense was capitalized for the same period in the prior year, however, in accordance with the provisions of EITF 99-5 (see "Effect of Accounting Pronouncements"), advanced program expenses were expensed beginning January 1, 2000. Advanced program expenses are the investment in engineering and program management for future programs.

Restructuring Charge - Restructuring charge (see "PSI Division") for the year ended December 31, 2000 was $10.2 million or 3.6% of net sales. This charge includes severance benefits for terminated employees, write-off of certain leasehold improvements, future lease obligations for buildings that have been vacated and other facility closure costs.

Amortization expense - Amortization expense for 2000 was $1.6 million compared to $2.0 million for 1999. The decrease was primarily due to the write-off of start up costs in 1999.

Interest Expense - Interest expense for 2000 was $19.5 million or 6.8% of net sales, compared to $15.7 million or 5.4% of net sales for 1999. The increase was primarily due to higher borrowings and interest rates on the Company's senior credit facility.

Foreign Currency - Foreign currency gains and losses all relate to the Company's Canadian operation. The foreign currency gain for 2000 was $0.5 million compared to a foreign currency loss of $0.1 million for 1999.

Income Taxes - The Company's income taxes relate solely to its Canadian subsidiary. The provision for income taxes for 2000 was $1.8 million compared to $3.0 million for 1999. The decrease was due to additional SG&A costs that had the effect of reducing taxable income. The effective tax rate for the Canadian subsidiary was approximately 41% in 2000 and differed from the statutory tax rates primarily as a result of non-deductible goodwill amortization.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Net Sales - Net sales for the year ended December 31, 1999 were $291.2 million compared to $249.8 million for 1998. This represents an increase of $41.4 million or 16.6% as compared to the prior year. The increase was attributable to new business awards in 1999, higher industry volumes and a GM strike that lowered 1998 sales by approximately $10.8 million.

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

Selling, General and Administrative Expenses ("SG&A") - SG&A expenses for 1999 were $20.5 million or 7.1% of net sales, compared to $18.6 million or 7.5% of net sales for 1998. This represents an increase of $1.9 million or 10.3% as compared to the prior year. The increase was largely due to incremental design and engineering expenses and two new facilities. The decrease, as a percentage of net sales, was due to a larger sales base to which corporate expenses were allocated.

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

The Company's liquidity is affected by both the cyclical nature of its business and levels of net sales to its major customers. The Company's ability to meet its working capital and capital expenditure requirements and debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. The Company's ability to meet its future cash flow requirements under its existing borrowing agreements depends in large part upon the outcome of negotiations currently in process with the senior subordinated noteholders, senior bank group, shareholders and management. The outcome of these negotiations cannot be determined at this time.

Net cash used by operating activities was approximately $13.2 million for the year ended December 31, 2000, as compared to net cash provided of $9.5 million for the year ended December 31, 1999. The decrease is primarily related to an increase in the net loss between the periods, working capital impacts of tooling programs for new product launches partially offset by accrued liabilities. The increase in accrued liabilities reflects a restructuring charge taken in 2000 and an increase in accrued interest. The Company believes that for the twelve months ending December 31, 2001, approximately $10.2 million net cash is expected to be provided by operating activities.

Net cash used in investing activities primarily relates to capital expenditures. Capital expenditures totaled $7.4 million for the year ended December 31, 2000 compared to $35.0 million for the year ended December 31, 1999. Capital expenditures were primarily for new machinery and equipment associated with new product launches. The decrease, as compared to the prior year period, was largely due to sale-leaseback transactions completed during 2000 for which the Company was reimbursed $10.5 million. The Company believes that for the twelve months ending December 31, 2001, approximately $14 million net cash is expected to be used for investing activity primarily related to capital expenditures.

The Company has made significant capital expenditures related to a new production facility and new equipment for the 2002 Jeep Liberty program ("KJ"). Through December 31, 2000, the cumulative construction-in-process related to the KJ totaled approximately $11.7 million. The Company believes the new KJ will launch by the second quarter 2001 and additional KJ capital expenditures of approximately $2.7 million will be required through that date.

The Company expects to finance total capital expenditures of approximately $14.0 million in 2001, $8.0 million in 2002 and $8.0 million in 2003. Capital expenditures may be greater than currently anticipated as the result of new business opportunities. In 2001, the Company also expects to finance tooling expenditures of approximately $8.0 million. Tooling expenditures may be greater than currently anticipated as a result of changes in customer requirements.

Net cash provided by financing activities was approximately $21.7 million for the year ended December 31, 2000 as compared to $16.6 million for the year ended December 31, 1999. In 2000, financing activities were incremental borrowings on the Company's senior credit facility made to finance the net loss, tooling investments and capital investments. The Company believes that for the twelve months ending December 31, 2001, approximately $12 million is expected to be provided by financing activities under its senior credit facility.

Senior Credit Facility

On July 1,2000, the Company was in default of two financial covenants in the Company's $100 million senior credit facility, the interest coverage and quarterly EBITDA covenants, as defined. On August 11, 2000 the Company's senior credit facility was amended to waive the July 1, 2000 defaults through September 29, 2000 and redefine the borrowing advance rates and remove an interim borrowing limit. On September 29, 2000, the senior credit facility was amended to waive the July 1, 2000 defaults through October 27, 2000. On October 27, 2000, the senior credit facility was amended to waive the July 1, 2000 default until November 20, 2000. On November 20,2000 the Company received a waiver of the July 1, 2000 default until November 29,2000.

For the period ending September 30, 2000, the Company was in default of three financial covenants, the interest coverage, quarterly EBITDA and leverage covenants, as defined. On November 14, 2000 the Company's senior credit facility was amended to waive the September 30, 2000 defaults through November 20,2000. On November 20,2000, the Company received a waiver of the September 30, 2000 defaults until November 29, 2000.

On December 21, 2000 the Company received a partial waiver under its senior credit facility to provide access to the senior credit under existing advance rates through January 12,2001 which was subsequently extended until January 26, 2001. During this interim period, borrowings under the line of credit were limited to $75 million and subsequently increased to $80 million. The partial waiver did not waive the existing financial covenant and other defaults for the quarters ending July 1, and September 30, 2000.

For the period ending December 31,2000, the Company was in default of three financial covenants, the interest coverage, quarterly EBITDA and leverage covenants, as defined. In addition, the Company was in default of certain other provisions of the senior credit facility including those relating to cross-defaults of other Company obligations.

On December 31,2000 the Company had $63.8 million outstanding under the senior credit facility with the availability to borrow an additional $11.2 million subject to borrowing base limitations.

On February 16, 2001 the Company entered into an Amended and Restated Credit Agreement with its bank group. This agreement amended and restated financial covenants such that the Company is no longer in default for the quarters ending July 1, September 30 and December 31, 2000 and reset advance rates, removed interim limits and reset financial and other covenants through the original term of the agreement which ends April 27, 2003. In addition, the amendment eliminated as an event of default the existing cross-defaults under the Company's $120 million 9.625% senior subordinated notes for a forty-five day period or until April 2, 2001 to allow the Company to continue negotiations with its noteholders. On March 29, 2001 the Company's senior facility was amended to extend the April 12, 2001 negotiation deadline to April 30, 2001 to allow for continued negotiations with the noteholders.

Senior Subordinated Notes

Due to liquidity concerns resulting from the performance of the PSI division, sales declines with a major customer and capital investment for new program launches, the Company elected not to make the November 1, 2000 interest payment on its $120 million 9.625% Senior Subordinated Notes due May 1, 2008. The notes were declared in default on December 1, 2000 following the expiration of a 30-day grace period. On November 30, 2000, the Company's bank group formally exercised its right to block the interest payment for a period of six months. The Company is actively negotiating with an informal committee representing the majority of the noteholders regarding an exchange of existing outstanding notes for a substantial portion of the equity of the Company. The Company is optimistic that an agreement will be reached in the near future. However, the results of these negotiations are uncertain at this time and the noteholders retain their rights to accelerate the principal of the notes and exercise other remedies available to them under the terms of the indenture including forcing the Company into an involuntary bankruptcy filing. The Company believes that it currently does not have the ability to either cure the interest payment default or refinance the outstanding notes.

Management of the Company plans to continue negotiations with its noteholders and its bank group to facilitate an exchange of outstanding notes for equity in the Company. This transaction, if successful, would significantly reduce the outstanding indebtedness and interest obligations of the Company. If the Company is unsuccessful in its negotiations with the noteholders and its bank group, a deficiency in liquidity would occur which could cause the Company to involuntarily enter bankruptcy proceedings.

ACCOUNTING RULE CHANGE FOR PRE-PRODUCTION COSTS

In September 1999, the Financial Accounting Standards Board reached a consensus on EITF Statement No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". Statement No. 99-5 restricts capitalization of pre-production costs based on certain criteria and is effective, on a prospective basis, for fiscal years beginning after December 31, 1999. On January 1, 2000, the Company adopted Statement No. 99-5 and has not capitalized any pre-production costs for the twelve-month period ending December 31, 2000. This accounting change has the effect of accelerating expense recognition of advance costs related to business that has not yet begun production. The Company has defined these advance engineering and program management costs of future business as "Advanced Program Expenses". The Company was not able to meet capitalization criteria prescribed by Statement 99-5 for certain costs during 2000, which resulted in a reduction of the Company's reported earnings by approximately $2.9 million as compared to 1999. Due to the materiality of these expenses, advanced program expenses have been separated on the consolidated statement of operations. The change has no effect on cash flow.

SALES DECLINE

As previously disclosed, the Company experienced a significant decline in Chrysler LH sales, in the third quarter 2000, due to a paint line explosion at the Chrysler LH Bramalea, Ontario, Canada assembly facility. The paint line explosion, which occurred in July 2000, resulted in the Bramalea facility remaining closed for an additional three weeks after the regularly scheduled July 3, 2000 shutdown period (two weeks) and a slow volume ramp up in August 2000.

In addition, sales were negatively impacted by OEM inventory adjustments, the balance out of certain programs at DaimlerChrysler and Ford, and lower prototype sales. These factors had a material adverse impact on sales and EBITDA for the third and fourth quarters of 2000.

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

INCREASE IN FIXED INTEREST RATE

Approximately 65% of the Company's debt at December 31, 2000 was due to the Senior Subordinated Notes. Due to the default on December 1, 2000, under the Senior Subordinated Notes, the interest rate has increased from 9.625% to 11.625%.

PSI DIVISION

The Company acquired Production Stamping, Inc. ("PSI") in December 1997. This division principally serves General Motors. While achieving the Company's strategic objectives, the financial performance of this division has not met the Company's expectations. During the quarter ending December 31,2000 the Company initiated a plan to integrate the PSI division into other existing Company facilities. This plan includes the closure of four existing PSI facilities in 2000 and 2001 and the movement of the related sales volume and corresponding equipment into existing operations in New Baltimore and Royal Oak, Michigan and Windsor, Ontario, Canada. Upon completion of the integration, approximately 170 employees will be eliminated with estimated savings totaling $9.6 million per year. In addition, four facilities and related infra-structure costs will be eliminated with estimated savings of $2.8 million per year when complete. The Company anticipates the majority of this integration to be completed by the third quarter of 2001.

As a result of this integration plan, the Company has recorded a $10.3 million restructuring charge in 2000. This charge includes severance benefits for terminated employees, write-off of certain leasehold improvements, future lease obligations for buildings that have been or will be vacated and other facility closure costs.


PRESS BREAKDOWN EXPENSES

One of the Company's large press lines experienced mechanical problems in 1999. As a result, the Company had to temporarily outsource certain business to meet customer requirements and incurred a capacity constraint. The problems resulted from unusual circumstances and were covered by the Company's insurance policy. The Company filed a $5.0 million insurance claim and recovered $3.9 million in 1999, net of deductibles and other items. Approximately $0.3 million of the insurance recovery was applied towards related capital expenditures and $3.6 million was applied to offset related operating expenses. The Company believes the press line problems were resolved at December 31, 1999 and that losses in excess of insurance proceeds reduced 1999 earnings by approximately $1.1 million.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


FOREIGN CURRENCY RISK QUANTITATIVE AND QUALITATIVE ANALYSIS.

The Company's Canadian subsidiary manufactures and sells products in Canada. This Canadian subsidiary operates in the Canadian dollar and its functional currency is the Canadian dollar. As a result, the Company's net assets in Canada (defined as total Canadian assets less total Canadian liabilities) are exposed to exchange rate changes between the U.S. dollar and the Canadian dollar. Such exchange rate changes can affect the recorded currency translation adjustment on the Company's Consolidated Balance Sheet. The Company's net assets subject to foreign currency translation totaled $15.9 million at December 31, 2000 and 1999, respectively. The potential loss from a hypothetical 10% adverse change in the foreign exchange rate at December 31, 2000 would be approximately $1.6 million.


INTEREST RATE RISK QUALITATIVE AND QUANTITATIVE ANALYSIS.

Borrowings on the Company's revolving Senior Credit Facility, due April 2003 is at variable interest rates. Related interest expense is sensitive to (i) changes in the general level of U.S. interest rates and (ii) increases in the borrowing spread over these variable base rates by the Company's bank group. The Company had $63.8 million outstanding on the Senior Credit Facility at December 31, 2000 ($40.5 million in 1999). The weighted average interest rate was approximately 10.3% at December 31, 2000 (8.3% in 1999). A hypothetical increase of 2% in the weighted average interest rate on the Senior Credit Facility at December 31, 2000, if that balance remained constant during 2000, would increase the Company's interest expense by $1.3 million.

A significant portion of the Company's interest expense has been fixed through long-term borrowings on the Company's $120.0 million of Senior Subordinated Notes, due May 2008. The fixed interest rate on the Senior Subordinated Notes is 9.625%. However, due to the default on December 1, 2000, the interest rate has increased to 11.625%. The impact of the rate increase would increase the Company's interest expense by $2.4 million.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers and directors of the Company on April 2, 2001 are as follows:

              NAME                 AGE               POSITION
             ----                  ---               --------
Michael Veltri....................  44     President, Chief Executive Officer and Director
David J. Woodward.................  43     Vice President of Finance, Chief
                                             Financial Officer, Treasurer
                                             and Director
Randolph J. Agley.................  58     Chairman of the Board
Michael T. Timmis.................  61     Vice Chairman of the Board
Wayne C. Inman....................  54     Secretary and Director

Directors of the Company are elected each year at the Annual Meeting of Stockholders to serve for the ensuing year or until their successors are elected and qualified. The officers of the Company are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year or until their successors are elected and qualified.

Randolph J. Agley has served as Chairman of the Board for Talon since 1995.

Michael T. Timmis has served as Vice Chairman of the Board for Talon since 1995.

Wayne C. Inman has served as Secretary and as a Director for Talon since 1995 and currently serves as the President and Chief Executive Officer for Talon LLC.

Michael Veltri was elected President and Chief Executive Officer for Talon effective February 1, 2001. Prior to that, he held the position of Vice President for Talon as well as the President and Chief Executive Officer for Veltri Group since 1996 and has been a Director for the Company since 1998.

David J. Woodward has served as the Vice President of Finance, Chief Financial Officer and Treasurer for Talon since 1995 and Director since 1998.

Effective February 1, 2001, Delmar O. Stanley resigned his position as President, Chief Executive Office and Director.

Effective January 15, 2001, the position of Vice President of Business Development, held by Kris Pfaehler, was eliminated.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to each of the Company's executive officers for fiscal year 2000.

SUMMARY COMPENSATION TABLE




                                                                   ANNUAL COMPENSATION
                                              --------------------------------------------------------------
                                                                                  OTHER ANNUAL     ALL OTHER
NAME AND TITLE                                YEAR     SALARY          BONUS      COMPENSATION   COMPENSATION(1)
- --------------                                ----    --------        --------    ------------   -------------
Delmar O. Stanley,..........................  2000    $400,000       $      --       $ 8,016        $114,872
President & Chief Executive Officer           1999     400,000         222,170         3,535          84,948
                                              1998     400,000          94,500         7,025         793,848

Michael Veltri,.............................  2000     490,000         220,000        57,915          22,421
Vice President                                1999     440,000         210,000        44,443          14,460
                                              1998     420,000         230,000        41,999         248,077

David J. Woodward,..........................  2000     231,000              --         3,386          47,528
Vice President of Finance, Chief Financial    1999     231,000          68,000         4,469          32,060
Officer & Treasurer                           1998     220,000          51,303         4,077         248,077

Kris R. Pfaehler,...........................  2000     155,000              --         4,281          38,054
Vice President of Business Development        1999     155,000          44,155         5,348          25,690
                                              1998     147,500          39,700         4,966         208,385


(1) Includes amounts earned under the Company's equity ownership plan and deferred compensation agreements in 1998 and interest on the earned amounts in 1999 and 2000.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The authorized capital stock of the Company consists of 25,000 shares of Class A Voting Common Stock, of which 4,074 were issued and outstanding as of April 2, 2001, and 250,000 shares of Class B Non-voting Common Stock, of which 158,853 were issued and outstanding as of April 2, 2001. The holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the shareholders generally, including the election of directors. The holders of Class B Non-voting Common Stock are not entitled to vote.

The following table sets forth information regarding beneficial ownership of the Common Stock of the Company as of April 2, 2001 by each person known by the Company to be the beneficial owner of more than 5% of its stock, each director of the Company, each named executive officer of the Company and all executive officers and directors of the Company as a group. The number of shares of Class B Non-voting Common Stock allocated to Messrs. Stanley, Woodward, Veltri and Pfaehler represents options under the Company's Equity Ownership Plan.

                                                           NUMBER OF SHARES OF   NUMBER OF SHARES OF
                                                             CLASS A VOTING      CLASS B NON-VOTING
                                                              COMMON STOCK          COMMON STOCK
            NAME AND ADDRESS OF BENEFICIAL OWNER              (% OF CLASS)*         (% OF CLASS)+
            ------------------------------------           -------------------   -------------------
Randolph J. Agley.....................................         2,165(i)(ii)          33,540
c/o Talon L.L.C.                                               (53.1%)                (17.5%)
350 Talon Centre
Detroit, Michigan 48207

Judith A. Agley.......................................         1,328                 20,739
c/o Talon L.L.C.                                               (32.6%)(i)             (10.8%)
350 Talon Centre
Detroit, Michigan 48207

James R. Agley........................................           354                  9,422
c/o Talon L.L.C.                                                (8.7%)                 (4.9%)
350 Talon Centre
Detroit, Michigan 48207

Joseph A. Agley.......................................           300(ii)              8,259
c/o Talon L.L.C.                                                (7.4%)                 (4.3%)
350 Talon Centre
Detroit, Michigan 48207

Michael T. Timmis.....................................         1,473(iii)               679
c/o Talon L.L.C.                                               (36.2%)                 (0.4%)
350 Talon Centre
Detroit, Michigan 48207

Nancy E. Timmis.......................................         1,428(iii)            35,400
c/o Talon L.L.C.                                               (35.1%)                (18.5%)
350 Talon Centre
Detroit, Michigan 48207

Wayne C. Inman........................................            41                 9,735(iv)
c/o Talon L.L.C.                                                (1.0%)                 (5.1%)
350 Talon Centre
Detroit, Michigan 48207

Delmar O. Stanley.....................................            --                 13,034(v)
c/o Talon Automotive Group, Inc.                                                       (6.8%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084

David J. Woodward.....................................            --                 4,073(v)
c/o Talon Automotive Group, Inc.                                                       (2.1%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084

Michael Veltri .......................................            --                 4,073(v)
c/o Talon Automotive Group, Inc.                                                       (2.1%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084

Kris R. Pfaehler......................................            --                 3,421(v)
c/o Talon Automotive Group, Inc.                                                       (1.8%)
900 Wilshire Drive
Suite 203
Troy, Michigan 48084

All current Executive Officers and Directors as a
  Group (7 persons)...................................         3,679                 68,555
                                                              (90.3%)                (35.8%)

- ---------------------------

* Percentage calculations based on 4,074 shares of Class A Voting Common Stock outstanding as of April 2, 2001.

+ Percentage calculations based on 191,600 shares of Class B Non-voting Common Stock as of April 2, 2001, which consists of 158,853 shares Class B Non-voting Common Stock outstanding and stock options granted to acquire an additional 32,747 such shares.

(i) Includes 1,328 shares held in trust for Judith Agley and subject to a voting trust agreement which irrevocably grants Randolph Agley the power to vote such shares.

(ii) Includes 300 shares held in trust for Randolph Agley's son, Joseph Agley, for which Randolph Agley shares in the voting power as co-trustee.

(iii) Includes 1,428 shares held in trust for Nancy Timmis and subject to a voting trust agreement which irrevocably grants Michael Timmis the power to vote such shares.

(iv) Includes 8,146 shares of Class B Non-voting Common Stock Wayne Inman has the right to acquire pursuant to the exercise of outstanding stock options.

(v) The respective individual has the right to acquire these shares of Class B Non-Voting Common Stock pursuant to the exercise of outstanding stock options (See Note 12).

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

The Company leases certain of its manufacturing facilities from Maria Veltri, the spouse of Michael Veltri, President and Chief Executive Officer, and Director of the Company. The table below sets forth certain information for these leases:

         AFFILIATED                                    LEASE         LEASE       ANNUAL
           PERSON               LOCATION            COMMENCEMENT   TERMINATION    RENT
         ----------             --------            ------------   -----------   -------
Maria Veltri...........  Windsor, Ontario, Canada        1994         2002       $ 56,201
Maria Veltri...........  Windsor, Ontario, Canada        1993         2001         26,727


Although the terms of these leases are not the result of arms-length bargaining, the Company believes that such leases are on terms no less favorable to the Company than would have been obtained if such transactions or arrangements were arms-length transactions with non-affiliated persons.

Talon L.L.C., an affiliate of the Company beneficially owned and controlled by the shareholders of the Company, has previously provided certain consulting and administrative services to the Company, including benefit plan and risk management, tax assistance and acquisition support. Effective April 1, 1998, the Company entered into an amended services agreement with Talon L.L.C. to provide for a continuation of such services as requested by the Company. The amended services agreement is on a year-to-year basis, subject to termination by either party and a fee of $500,000 annually. Effective January 1, 2001, all services and fees under this agreement were discontinued.

The Company had an agreement to provide limited services to G&L Industries, Inc. ("G&L"), an affiliate of the Company beneficially owned and controlled by the shareholders of the Company. The Company discontinued fees under this agreement in July 1998 and the agreement has been terminated. During 1998 and 1997, the Company received fees from G&L of $250,000 and $1,600,000.

Michael Veltri, individually and/or as Trustee u/a/d December 17, 1992
("Mr. Veltri"), is owed certain amounts by Veltri Metal Products Co., the Company's Canadian Subsidiary. On November 8, 1996, the Company purchased all of the outstanding capital stock of several related companies constituting the Veltri Group from Mr. Veltri and Maria Veltri, his spouse, pursuant to a stock purchase agreement. Pursuant to such stock purchase agreement, Mr. Veltri was eligible for certain earn-out amounts, denominated in Canadian dollars, for the calendar years 1999 and 1998, based upon the amount by which the combined EBIT (as defined in the agreement) of the Veltri Group, exceeds a certain threshold. The maximum aggregate earn-out amount payable to Mr. Veltri was not to exceed $15,000,000 (Canadian). The 1998 earn-out amount of $12,470,000 (Canadian) was paid in April 1999, including interest at the prime rate from December 31, 1998. The 1999 earn-out was approximately $2,524,000 (Canadian) and was paid in April 2000, including interest from December 31, 1999.

In 1998, the Veltri Group repaid an outstanding promissory note totaling $748,746, including interest of $90,421, to Mr. Veltri in connection with the stock purchase agreement.

The Company participates in several group casualty and property insurance plans with affiliated companies. Such plans include workers' compensation, general/products liability, automobile liability, fiduciary liability, umbrella/excess liability, property insurance and crime insurance. The casualty insurance plans for workers' compensation, general/products liability and automobile liability provide for specific loss retention. Insurance is carried to limit self-insurance per occurrence to $250,000 for workers' compensation and general/products liability and $100,000 for automobile liability. For the current policy year ending April 1, 2001, the aggregate annual loss retention for the group plans is $3,251,800 for automobile, general/products liability and for workers' compensation. At December 31, 2000, the self-insurance liability estimate for prior years, based upon insurance carrier case reserves and internal loss development projections, was $840,967. The Company's share of this liability estimate was $696,000 and this amount was fully accrued by the Company at December 31, 2000.

Under the group insurance programs, one hundred percent of each retained loss is allocated to the responsible affiliate Company. The Company has also caused letters of credit totaling $1,125,000 to be issued based upon the Company's credit, which stand as sole security for such retention. The affiliated companies in this program have, in the past, been financially able to meet their commitments under the program but there can be no assurance that they will continue to be able to do so in the future. The affiliated companies in this program, excluding the Company, had annual sales of approximately $59,957,000 for the calendar year 2000 and a combined book net worth of approximately $3,734,000 at December 31, 2000. The Company believes it receives substantial economic benefit as a result of participating in the group insurance program. The Company will continue to review the cost of participation in the group program on each renewal date to determine if its continued participation in the group program is justified.


                               PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a) The following documents are filed as a part of this report:

1.             Financial Statements

               The following consolidated financial statements and notes of Talon Automotive Group, Inc. and subsidiaries are filed herewith.

               Report of Independent Auditors

               Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000.

               Consolidated Balance Sheets at December 31, 2000 and December 31, 1999.

               Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000.

               Consolidated Statements of Comprehensive Income (Loss) and Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 2000.

               Notes to Consolidated Financial Statements.

2.             Financial Statement Schedules

               None.

               All Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.             Exhibits

EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBITS
- --------                              -----------------------
  3.1*                   Articles of Incorporation of Talon Automotive Group,
                         Inc. (the "Company"),as amended, including Certificate
                         of Merger dated as of November 27, 1997,Certificate of
                         Assumed name dated as of April 9, 1998, Certificate of
                         Merger/Consolidation dated as of April 28, 1998, and
                         Certificates of Share Exchange dated as of April 28,
                         1998

  3.2*                   Articles of Incorporation of VS Holdings, Inc. ("VS
                         Holdings"), as amended, including Certificate of Merger/Consolidation dated as of April 28, 1998,
                         Certificate of Share Exchange dated as of April 28,
                         1998, and Articles of Share Exchange dated as of April
                         28, 1998

  3.3*                   Articles of Incorporation of Veltri Holdings USA, Inc.
                         ("Veltri Holdings"), including Certificate of Share
                         Exchange dated as of April 28, 1998

  3.4*                   Certificate of Status and Order of Amalgamation of
                         Veltri Metal Products Co. ("Veltri Metal Products")

  3.5*                   By-laws of the Company

  3.6*                   By-laws of VS Holdings

  3.7*                   By-laws of Veltri Holdings

  3.8*                   Articles of Association of Veltri Metal Products Co.

  3.9* Agreement and Plan of Merger dated as of April 28, 1998 by and between VS Holdings and VS Holdings No. 2, Inc.

  3.10* Agreement and Plan of Merger dated as of April 28, 1998 by and between Production Stamping, Inc. ("PSI"),
                         Hawthorne Metal Products Company ("Hawthorne"), and J&R
                         Manufacturing Inc. ("J&R")

  3.11* Agreement and Plan of Merger dated as of April 28, 1998 by and between the Company and TAG L.L.C.

  3.12*                  Agreement and Plan of Share Exchange dated as of April
                         28, 1998 by and between the Company and VS Holdings

  3.13*                  Agreement and Plan of Share Exchange dated as of April
                         28, 1998 by and Indenture dated as of April 28, 1998 by and among the Company, as Issuer, VS Holdings, Veltri
                         Holdings, and Veltri Metal Products, as Guarantors, and
                         U.S. Bank Trust National Association, as Trustee

  4.1*                   Form of 9 5/8% Senior Subordinated Note Due 2008,
                         Series B

  4.2*                   Form of Guarantee

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

  10.1(d)**              Third Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(e)***             Fourth Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(f)****            Fifth Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(g)****            Sixth Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(h)*****           Seventh Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(i)*****           Eighth Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(j)*****           Waiver to Credit Agreement dated as of April 28, 1998
                         by and between the Company, as Borrower, and Comerica
                         Bank, as Agent for the Lenders

  10.1(k) Waiver to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica
                         Bank, as Agent for the Lenders

  10.1(l)                Partial Waiver to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders

  10.1(m)                Partial Waiver to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders

  10.1(n)                Amended and Restated Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders

  10.1(o)                First Amendment to the Amended and Restated Credit
                         Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders

  10.2* Pledge Agreement dated as of April 28, 1998 by and between the Company and Comerica Bank

  10.3* Mortgage Agreement dated as of April 28, 1998 by and between the Company and Comerica Bank

  10.4* Security Agreements dated as of April 28, 1998 between each of the Company, VS Holdings, and Veltri Holdings and Comerica Bank

  10.5* Guaranty Agreements dated as of April 28, 1998 between each of the Company, VS Holdings, Veltri Metal Products and Veltri Holdings and Comerica Bank

  10.6* Debenture Agreement dated as of April 28, 1998 by and between Veltri Metal Products and Comerica Bank

  10.7* Debenture Pledge Agreement dated as of April 28, 1998 by and between Veltri Metal Products and Comerica Bank

  10.8* Agreement dated as of April 28, 1998 by and among Michael T. Veltri ("Mr. Veltri"), Veltri Metal
                         Products, VS Holdings, Veltri Holdings and the Company

  10.9*                  Amended and Restated Promissory Note dated as of April
                         28, 1998 by Veltri Metal Products in favor of Mr.
                         Veltri

  10.10* Unconditional Guaranty dated as of April 28, 1998 by the Company, VS Holdings, and Veltri Holdings in favor of Mr. Veltri

  10.11*                 Security Agreement dated as of April 28, 1998 by the
                         Company, its subsidiaries, VS Holdings and Veltri
                         Holdings in favor of Mr. Veltri

  10.12* Mortgage dated as of April 28, 1998 by and between the Company, as mortgagor, and Mr. Veltri, as mortgagee

  10.13*                 First Amendment to Stock Purchase Agreement dated as of
                         April 28, 1998 by and among Mr. Veltri, Veltri Metal
                         Products, VS Holdings and Veltri Holdings

  10.14* Intercreditor Agreement dated as of April 28, 1998 between and among Mr. Veltri and Comerica Bank

  10.15*                 Registration Rights Agreement dated as of April 28,
                         1998 by and among the Company, VS Holdings, Veltri
                         Holdings, and Veltri Metal Products, Salomon Brothers
                         Inc and Credit Suisse First Boston Corporation

  10.16* Stock Purchase Agreement dated as of November 8, 1996 by and among Mr. Veltri, Maria Veltri and the Company

  10.17* Stock Purchase Agreement dated as of October 17, 1997, as amended, by and among the former shareholders of PSI and the Company

  10.18* Purchase Agreement dated as of September 30, 1996 by and among the former shareholders of J&R and the Company

  10.19* Employment Agreement dated as of November 27, 1995, as amended on January 1, 1998, by and between the Company and Delmar O. Stanley ("Mr. Stanley")

  10.20* Employment Agreement dated as of November 8, 1996 by and between the Company and Mr. Veltri

  10.21* Non-Compete Agreement dated as of November 8, 1996 by and between the Company and Mr. Veltri

  10.22* Severance Agreement dated as of February 6, 1996 by and between the Company and David Woodward ("Mr. Woodward")

  10.23* Severance Agreement dated as of February 7, 1996 by and between the Company and Kris Pfaehler

  10.24* Consolidated Equity Ownership Plan and Agreements thereunder by and between the Company and each of Mr.
                         Stanley, Mr. Woodward, Mr. Pfaehler, and Wayne C. Inman
                         ("Mr. Inman")

  10.25* Deferred Compensation Agreements by and between the Company and each of Mr. Stanley, Mr. Woodward, and Mr.
                         Pfaehler

  10.26*                 Talon L.L.C. 401(k) Plan, as amended

  10.27*                 Veltri Holdings 401(k) Plan

  10.28*                 Executive Bonus Program of the Company

  10.29*                 Lease Agreement by and between the Company and Maria
                         Veltri dated August 1, 1994

  10.30*                 Lease Agreement by and between the Company and Maria
                         Veltri dated July 1, 1993

  10.31*                 Amended and Restated Agreement dated as of April 28,
                         1998, by and between the Company and Talon L.L.C.

  10.32* Loan and Facility Agreements dated as of April, 1997 between and among Veltri Metal Products and Export
                         Development Corporation

  21                     Subsidiaries and Affiliates of the Company



* Incorporated by reference to the filing of the 10K for the year ended December 31, 1998.

** Incorporated by reference to the filing of the 10Q for the quarter ended April 3, 1999.

*** Incorporated by reference to the filing of the 10Q for the quarter ended April 1, 2000.

**** Incorporated by reference to the filing of the 10Q for the quarter ended July 1, 2000.

***** Incorporated by reference to the filing of the 10Q for the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Troy, State of Michigan on the 2nd day of April, 2001.

                                          TALON AUTOMOTIVE GROUP, INC.

                                          By:     /s/ DAVID J. WOODWARD
                                             -----------------------------------
                                             David J. Woodward
                                             Vice President of Finance,
                                             Chief Financial Officer and
                                             Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2001.




SIGNATURE                                        TITLE
- ---------                                        -----
/s/ MICHAEL VELTRI                 President, Chief Executive Officer
- ---------------------------        and Director (Principal Executive Officer)
Michael Veltri


/s/ DAVID J. WOODWARD              Vice President of Finance, Chief
- ---------------------------        Financial Officer, Treasurer and Director
David J. Woodward                  (Principal Financial and Accounting Officer)


/s/ RANDOLPH J. AGLEY              Chairman of the Board
- ---------------------------
Randolph J. Agley


/s/ MICHAEL T. TIMMIS              Vice Chairman of the Board
- ---------------------------
Michael T. Timmis


/s/ WAYNE C. INMAN                 Secretary and Director
- ---------------------------
Wayne C. Inman

                         REPORT OF INDEPENDENT AUDITORS



Boards of Directors and Shareholders
Talon Automotive Group, Inc.

We have audited the accompanying consolidated balance sheets of Talon Automotive Group, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Talon Automotive Group, Inc. and its subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Talon Automotive Group, Inc. will continue as a going concern. As more fully described in Notes 8 and 10, the Company has recurring net losses, a working capital deficiency and is in default of certain covenants under the terms of the agreement for its senior subordinated notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 8 and 10. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





Detroit, Michigan
March 29, 2000

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)



                                                                          YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                   2000             1999             1998
                                                                ----------       ----------       ----------
Net sales                                                       $  284,445       $  291,175       $  249,821
Cost of sales                                                      258,252          259,444          218,803
                                                                ----------       ----------       ----------
           Gross profit
                                                                    26,193           31,731           31,018
Operating expenses:
           Selling, general and administrative                      24,995           20,539           18,614
           Advanced program expenses                                 2,930               --               --
           Restructuring charge                                     10,183               --               --
           Amortization                                              1,621            2,036            1,417
           Special compensation                                         --               --            1,359
                                                                ----------       ----------       ----------
Income from operations
                                                                   (13,536)          9,156            9,628
Other (income) expenses:
           Interest                                                 19,540           15,676           12,293
           Foreign currency                                           (454)             100              570
                                                                ----------       ----------       ----------
Income (loss) before income taxes and extraordinary item
                                                                   (32,622)          (6,620)          (3,235)
Provision for income taxes                                           1,765            3,045            3,358
Income (loss) before extraordinary item                            (34,377)          (9,665)          (6,593)
Extraordinary item (loss on early retirement of debt), net
of applicable tax benefit                                               --               --              553
                                                                ==========       ==========       ==========
Net income (loss)                                               $  (34,377)      $   (9,665)      $   (7,146)
                                                                ==========       ==========       ==========


                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                             DECEMBER 31,
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
                      ASSETS
Current assets
     Cash and cash equivalents                       $    1,564       $      708
     Accounts receivable                                 40,164           49,527
     Inventories                                         17,930           18,062
     Reimbursable tooling, net                            9,932           20,727
     Prepaid expenses                                     2,267            3,082
                                                     ----------       ----------
          Total current assets                           71,857           92,106

Property, plant and equipment, net                       88,090           90,578

Goodwill and other assets, net                           64,819           62,753
                                                     ----------       ----------

Total assets                                         $  224,766       $  245,437
                                                     ==========       ==========


         LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities
     Senior credit facility                          $   63,831              $--
     Senior subordinated notes                          120,000               --
     Accounts payable                                    39,283           46,495
     Accrued liabilities                                 39,501           20,252
     Deferred tooling revenue                             6,378           26,667
     Current portion of debt and capital leases           1,303            1,831
                                                     ----------       ----------
          Total current liabilities                     270,296          256,593

Senior credit facility                                       --           40,492
Senior subordinated notes                                    --          120,000
Capital leases                                            1,149            1,507
Deferred income taxes                                     3,155            1,931
                                                     ----------       ----------
          Total non-current liabilities                   4,304            3,438

Shareholders' deficit
     Common stock                                         1,250            1,250
     Paid in capital                                      1,413            1,413
     Retained earnings (deficit)                        (51,057)         (16,680)
     Accumulated other comprehensive loss -
       currency translation                              (1,440)            (577)
                                                     ----------       ----------
          Total shareholders' deficit                   (49,834)         (14,594)
                                                     ----------       ----------
Total liabilities and shareholders' deficit          $  224,766       $  245,437
                                                     ==========       ==========



                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


(UPDATE)



                                                            YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                    2000             1999             1998
                                                 ----------       ----------       ----------
Operating Activities:
Net income (loss)                                $  (34,377)      $   (9,665)      $   (7,146)
Depreciation and amortization                        10,635           10,847           11,113
Deferred taxes and other non-cash items               1,956              666              650

Change in operating assets and liabilities:
     Accounts receivable                              8,718           (5,691)          (6,559
     Inventories                                         11           (1,846)          (2,984)
     Prepaid expenses                                   800             (789)            (955)
     Reimbursable tooling, net                       (9,542)          12,709               --
     Accounts payable                                (6,776)          12,297            2,290
     Accrued liabilities                             19,590           (4,993)          15,058
     Other operating items                           (4,217)          (4,078)          (1,276)
                                                 ----------       ----------       ----------
Cash used by operating activities                   (13,202)           9,457           10,191

Investing Activities:
     Additions to property, plant and equipment      (7,379)         (33,430)         (12,901)
     Proceeds from sale of equipment                     (9)             208              573)
     Acquisitions, less cash acquired                    --           (1,737)         (11,295)
                                                 ----------       ----------       ----------
Cash used in investing activities                    (7,388)         (34,959)         (24,196)

Financing Activities:
     Proceeds from long-term debts                   23,339           18,492          143,950
     Payments on long-term debt                      (1,684)          (1,631)        (103,573)
     Deferred financing costs                            --             (252)          (4,834)
     Distributions                                       --               --          (12,037)
                                                 ----------       ----------       ----------
Cash provided by financing activities                21,655           16,609           23,506

Effects of foreign exchange rates                      (110)             189           (1,322)
Other comprehensive income                              (99)
                                                 ----------       ----------       ----------
Net change in cash                                      856           (8,704)           8,179
Beginning cash                                          708            9,412            1,233
                                                 ----------       ----------       ----------
Ending cash                                      $    1,564       $      708       $    9,412
                                                 ==========       ==========       ==========



                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                                            RETAINED      COMPREHENSIVE
                                                           ADDITIONAL       EARNINGS         (LOSS)
                                            COMMON          PAID-IN        Accumulated     - CURRENCY
                                            STOCK           CAPITAL         (Deficit)      TRANSLATION         TOTAL
                                          ----------       ----------      ----------       ----------       ----------
Balance at January 1, 1998                $    1,250       $    1,413      $   12,168       $     (230)      $   14,601

Comprehensive loss:
     Net loss for 1998                            --               --          (7,146)              --           (7,146)
     Currency translation adjustment              --               --              --           (2,463)          (2,463)
                                                                                                             ----------
     Comprehensive loss                                                                                          (9,609)

Distribution to shareholders                      --               --         (12,037)              --          (12,037)
                                          ----------       ----------      ----------       ----------       ----------
Balance at December 31, 1998                   1,250            1,413          (7,015)          (2,693)          (7,045)

Comprehensive loss:
     Net loss for 1999                            --               --          (9,665)              --           (9,665)
     Currency translation adjustment              --               --              --            2,116            2,116
                                                                                                             ----------
     Comprehensive loss                                                                                          (7,549)

                                          ----------       ----------      ----------       ----------       ----------
Balance at December 31, 1999                   1,250            1,413         (16,680)            (577)         (14,594)

Comprehensive loss:
     Net loss for 2000                            --               --         (34,377)              --          (34,377)
     Currency translation adjustment              --               --              --             (764)            (764)

Other                                                                                              (99)             (99)
                                                                                                             ----------
     Comprehensive loss                                                                                         (35,817)
                                          ----------       ----------      ----------       ----------       ----------
Balance at December 31, 2000              $    1,250       $    1,413      $  (51,057)      $   (1,440)      $  (49,834)
                                          ==========       ==========      ==========       ==========       ==========



                             See accompanying notes.

                          TALON AUTOMOTIVE GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                          (DOLLAR AMOUNTS IN THOUSANDS)


1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of Talon Automotive Group, Inc. and its subsidiaries (collectively referred to as "Talon" or the "Company") Veltri Metal Products Co. and VS Holdings, Inc. (collectively the "Veltri Group"), both of which are wholly-owned by the Company. Effective October 3, 1999, Veltri Holdings USA, a former subsidiary, was merged into Talon Automotive Group, Inc. All significant intercompany transactions and account balances have been eliminated in consolidation.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

RECLASSIFICATIONS

Certain reclassifications have been made to conform prior year's data to the current presentation.

CASH AND CASH EQUIVALENTS

The Company considers cash on hand, deposits in banks and short-term marketable securities with maturities of 90 days or less as cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The fair value of the Company's Senior Credit Facility approximates the recorded amount at December 31, 2000 since the respective interest rate approximate the December 31, 2000 market rate for similar debt instruments. The Company also has Senior Subordinated Notes (the "Notes") which traded at approximately 10% of par on December 31, 2000. However, the Company believes the Notes are thinly traded and this may not be a fair representation of market value.

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

PROPERTY, PLANT AND EQUIPMENT

The Company provides for depreciation, principally using the straight-line method, over 30 years for buildings and building/lease improvements and over 5 to 20 years for machinery and equipment. Property, plant and equipment are stated at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less proceeds, is charged or credited to income. Expenditures for renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred.

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

FOREIGN CURRENCY TRANSLATION

All balance sheet items denominated in a foreign currency (i.e. Canadian dollars) are translated into United States dollars at the rate of exchange in effect as of the balance sheet date. For revenues, expenses, gains and losses, weighted average exchange rate for the respective periods is used.

COMPREHENSIVE LOSS

Comprehensive loss is presented as part of the Company's consolidated statement of changes in shareholders' equity (deficit). The earnings associated with the Company's investment in its Canadian subsidiary are considered to be permanent investments. Comprehensive loss includes the Company's consolidated net loss plus the non-cash effect of changes in foreign currency translation as it relates to the net assets of the Company's Canadian subsidiary.

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

CONCENTRATION OF CREDIT RISK

The Company sells products to customers primarily in the automotive industry. The Company performs on-going credit evaluations of its customers and generally does not require collateral when extending credit. The Company's reserve for bad debts totaled $570 and $194 at December 31, 2000 and 1999, respectively. Credit losses have historically been within management's expectations.

OTHER ASSETS

Other assets consist of deferred financing costs, capitalized pre-production costs related to long-term supply arrangements and long-term deposits.

BUSINESS SEGMENT REPORTING

The Company conducts business in one operating segment, automotive stamping, which corresponds with its major product offerings.

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

In September 1999, the Financial Accounting Standards Board reached a consensus on EITF Statement No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". Statement No. 99-5 is effective, on a prospective basis, for fiscal years beginning after December 31, 1999, and the Company adopted the provisions in 2000. These provisions will restrict the Company's ability to capitalize certain pre-production costs. The effect of the no accounting treatment for pre-production costs in the year 2000 was $2,930. This change has no effect on cash flow.

3. ACQUISITIONS

In November 1996 the Company aquired the Veltri Group. The purchase agreement provided for additional payments based on the earnings of the Veltri Group, as defined, for 1999, 1998 and 1997. Such additional consideration is accounted for as additional purchase price (goodwill) and is amortized over the then remaining goodwill amortization period. Additional consideration amounted to approximately $1,737 and $8,117 in 1999 and 1998, respectively.

4. MAJOR CUSTOMERS

Sales are made primarily to automotive original equipment manufacturers and their suppliers. Following is a summary of net production sales to such key customers as a percentage of total net production sales:

                                  2000            1999            1998
                               ---------       ---------       ---------
DaimlerChrysler .........           44.2%           46.4%           45.6%
General Motors ..........           28.1%           26.0%           23.3%
Ford ....................            8.0%            8.6%           10.4%
Other ...................           19.7%           19.0%           20.7%
                               ---------       ---------       ---------
                                   100.0%          100.0%          100.0%
                               =========       =========       =========


Accounts receivable from these customers at December 31 is as follows:

                              2000            1999
                          ----------      ----------
DaimlerChrysler ....      $   18,967      $   25,859
General Motors .....          10,225           8,248
Ford ...............           2,193           3,297
Other ..............           8,779          12,121
                          ----------      ----------
                          $   40,164      $   49,525
                          ==========      ==========

5. INVENTORIES

Inventory is comprised of the following at December 31:


                              2000            1999
                          ----------      ----------
Raw material .......      $    6,562      $    8,739
Work in process ....           6,008           5,629
Finished goods .....           5,360           3,694
                          ----------      ----------
                          $   17,930      $   18,062
                          ==========      ==========

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following at December 31:


                                            2000            1999
                                         ----------      ----------
Land and improvements .............      $    1,625      $    1,629
Buildings and improvements ........          19,660          20,698
Machinery and equipment ...........          91,638          89,908
Construction in process ...........          18,927          23,485
Furniture and fixtures ............           2,266           2,383
                                         ----------      ----------
                                            134,116         138,103
Less accumulated depreciation .....          46,026          47,425
                                         ----------      ----------
Net carrying amount ...............      $   88,090      $   90,578
                                         ==========      ==========


The Company recorded depreciation expense on property, plant and equipment and capital leases of $9,014, 8,811, and $9,696 in 2000, 1999 and 1998, respectively.

7. SELF-INSURANCE

The Company participates in a self-insurance pool for workers' compensation, general and automobile liability. Insurance is carried to limit self-insurance per occurrence to $250 for workers' compensation, $250 for general liability and $100 for automobile liability. Aggregate retention is established by policy year to pool total loss experience with affiliated companies. The Company provided $959, $746, and $723 in 2000, 1999 and 1998 respectively, for both claims reported and claims incurred but not reported. The Company's self-insurance reserves totaled $696, $515 and $980 at December 31, 2000, 1999 and 1998 respectively. The Company is also self-insured for health care and insurance is carried to limit self-insurance per occurrence to $150. The Company provided $3,059, $2,149 and $1,541 in 2000, 1999 and 1998 respectively, for employee group health insurance. These amounts are included in accrued liabilities in the balance sheets.

8. GOING CONCERN

Due to liquidity concerns resulting from the performance of the PSI division, sales declines with a major customer and capital investment for new program launches, the Company elected not to make the November 1, 2000 interest payment on its $120 million 9.625% Senior Subordinated Notes due May 1, 2008. The notes were declared in default on December 1, 2000 following the expiration of a 30-day grace period. On November 30, 2000, the Company's bank group formally exercised its right to block the interest payment for a period of six months. The Company is currently negotiating with an informal committee representing the majority of the noteholders regarding an exchange of existing outstanding notes for a substantial portion of the equity of the Company. The Company is optimistic that an agreement will be reached in the near future. However, the results of these negotiations are uncertain at this time and the noteholders retain their rights to accelerate the principal of the notes and exercise other remedies available to them under the terms of the indenture, including forcing the Company into an involuntary bankruptcy filing. The Company believes that it currently does not have the ability to either cure the interest payment default or refinance the outstanding notes. The Company therefore, has elected to classify the notes as a current obligation as required by FAS 78: Classification of Obligations that are Callable by the Creditor.

On February 16, 2001, the Company entered into an Amended and Restated Credit Agreement with its bank group. This agreement amended and restated financial covenants such that the Company is no longer in default for the quarters ended July 1, September 30 and December 31, 2000 and reset advance rates, financial and other covenants through the original term of the agreement which ends April 27, 2003. In addition, the amendment eliminated as an event of default existing cross-defaults for non-payment of interest under the Senior Subordinated notes for forty-five days or until April 2, 2001 to allow the Company to continue negotiations with its noteholders. On March 29, 2001, the Company's senior facility was amended to extend the April 2, 2001 negotiation deadline to April 30, 2001.

However, the Company does not believe that the existing interest payment default under its notes will be cured by April 30, 2001 and has elected to reclassify its $100 million senior credit facility to a current obligation as required by FAS 78: Classification of Obligations that are Callable by the Creditor.

Management plans to continue active negotiations with its noteholders and its senior bank group to facilitate an exchange of outstanding notes for equity in the Company. The Company is optimistic that an agreement will be reached in the near future. This transaction, if successful, would significantly reduce the outstanding indebtedness and interest obligations of the Company. If the Company is unsuccessful in its negotiations with the noteholders and its senior bank group, a deficiency in liquidity would occur which could cause the Company to involuntarily enter bankruptcy proceedings.

In addition, the Company expects to move towards profitability by cost reductions associated with the integration of the PSI division (see Note 10 of the Company's Consolidated Financial Statements) into other Company facilities and launching new business on the DaimlerChrysler Liberty in the second quarter of 2001.

9. LONG-TERM DEBT

The components of long-term debt consisted of the following at December 31:


                                                                                         2000            1999
                                                                                      ---------       ---------
Senior subordinated notes, semiannual interest payments
  at 9.625%, principal due May 2008 ............................................      $ 120,000       $ 120,000

Revolving senior credit facility, due April 2003, interest at the prime rate plus a margin ranging 0 to 175 basis points or Eurodollar plus a margin ranging 117.5 to 375 basis points (weighted average of 10.3%
  at December 31, 2000) ........................................................         63,831          40,492

Tooling facility with EDC, due 2001, payable quarterly, including interest based on a Eurodollar rate less an applicable margin,
  as defined in the agreement (6.397% at December 31, 2000) ....................            608           1,419

Employment obligation to former owners of J&R, payable monthly
  through September 2001, discounted at 8.5% ...................................            186             440
                                                                                      ---------       ---------
Total long term debt ...........................................................      $ 184,625       $ 162,351
Less current portion ...........................................................       (184,625)         (1,033)
                                                                                      ---------       ---------
                                                                                      $       0       $ 161,318
                                                                                      =========       =========


The Senior Credit Facility is secured by substantially all assets of the Company. The Senior Credit Facility contains certain covenants, the more restrictive of which require the maintenance of leverage and debt service coverage ratios. On December 1, 2000, the Company was in default under the Senior Subordinated Notes (see Note 8 of the Company's Consolidated Financial Statements). Due to this default, the interest rate increased to 11.625%. The Senior Credit Facility and Senior Subordinated Notes also place limits on the purchase or sale of property and equipment, and restrict distributions of earnings to shareholders.

Scheduled maturities of long term debt for the companies are as follows:


                                                               TOTAL
                                                               -------
2001........................................................  $184,625
2002........................................................        --
2003........................................................        --
2004........................................................        --
Thereafter..................................................        --
                                                              --------
Total.......................................................  $184,625
                                                              ========


The Company paid interest of approximately $13,337, $16,719, and $10,391 in 2000, 1999, and 1998, respectively. The Company capitalized interest payments as construction in progress of approximately $802, $1,250, and $250 in 2000, 1999, and 1998, respectively.

10. RESTRUCTURING CHARGE

During the quarter ending December 31,2000, the Company initiated a plan to integrate what was formerly known as the PSI division into other existing Company operations. This plan includes the closure of four existing PSI facilities in 2000 and 2001 and the movement of the related sales volume and corresponding equipment into existing operations in New Baltimore, Michigan, Royal Oak, Michigan and Windsor, Ontario, Canada. Upon completion of the integration, approximately 170 employees will be eliminated with estimated savings totaling $9,600 per year, when complete. In addition, four facilities with related infra-structure costs will be eliminated with estimated savings of $2,800 per year, when complete. The Company anticipates the majority of this integration to be completed by the third quarter of 2001.

As a result of this integration plan, the Company has recorded a $10,183 restructuring charge in 2000. This charge includes severance benefits for terminated employees, the write-off of certain leasehold improvements, future lease obligations for buildings that have been or will be vacated and other facility closure costs. There were no charges against this reserve in 2000.


11. EMPLOYEE BENEFIT ARRANGEMENTS

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

The following table sets forth the certain information for the plan as of December 31:

                                                                2000            1999             1998
                                                               ------          ------            ----
Components of net periodic benefit cost:

Service cost                                                      114            123              108
Interest cost                                                     188            177              169
Expected return on assets                                        (211)          (204)            (186)
Amortization of unrecognized transition obligation/(asset)         (5)            (5)              (5)
Amortization of unrecognized prior service cost                    13             13               12
Amortization of actuarial (gain)/loss                             (11)             -                -
                                                               -------         ------           ------
Net periodic pension cost                                          88            104               98
                                                               =======         ======           ======
Changes in benefit obligation:

Benefit obligation at beginning of year                         2,539          2,688            2,465
Service cost                                                      114            123              108
Interest cost                                                     188            177              169
Benefits paid                                                    (156)          (128)            (125)
Changes in liability due to reduction in interest rate
and census experience                                             294           (321)              71
                                                               -------         ------           ------
Benefit obligation at end of year                               2,979          2,539            2,688
                                                               =======         ======           ======
Change in plan assets:

Fair value of assets at beginning of year                       2,554          2,303            2,046
Actual return on assets                                            48            195              168
Contributions                                                       0            184              214
Benefits paid                                                    (156)          (128)            (125)
                                                               -------         ------           ------
Fair value of assets at end of year                             2,446          2,554            2,303
                                                               =======         ======           ======
Funded status of the plan:

Funded status as of the end of the year                          (533)            15             (385)
Unrecognized net (asset)/obligation at transition                 (27)           (33)             (38)
Unrecognized prior service cost                                   147            159              172
Unrecognized net (gain)/loss                                       99           (369)             (57)
                                                               -------         ------           ------
(Accrued)/prepaid pension cost                                   (314)          (228)            (308)
                                                               =======         ======           ======

The weighted average discount rate used to determine the actuarial present value of the projected benefit obligations was 7.25% in 2000, 7.75% in 1999, and 6.75% in 1998. The expected long-term rate of return on plan assets was 8.5% in 2000, 1999 and 1998.

The Company's PSI division had a noncontributory defined benefit retirement plan covering substantially all hourly employees. The plan was frozen as of June 30, 1997 and was terminated in 1998. The Company distributed all benefits under this plan to participants in 1999.

PROFIT SHARING PLAN

The Company has a defined contribution profit sharing plan covering substantially all salaried employees. The plan allows eligible employees to make voluntary, tax-deferred contributions of up to 15% of compensation not to exceed statutory limits. The Company matches up to 50% of the employees' contributions, limited to 3% of each participant's compensation. In addition, the plan provides for discretionary contributions by the Company as determined by the Board of Directors. The Company's contributions to the plan amounted to approximately $370, $284 and $457 in 2000, 1999 and 1998 respectively.

DEFERRED COMPENSATION

Effective January 1, 1997, the Company entered into agreements with certain key employees that provide for deferred compensation. Deferred compensation benefits were determined based on increases in the value of the Company, as defined, through December 31, 1996 and based on a percentage of shareholder distributions, as defined, made during 1998 and 1997. The Company accrues deferred compensation as amounts are allocated to the accounts of participants under the terms of the agreements. As a result of the issuance of Senior Subordinated Notes in 1998, vesting of deferred compensation allocations was accelerated subject to a forfeiture of 33% percent per year during 1999 and 2000. Deferred compensation expense charged to operations amounted to $0, $0 and $1,359 in 2000, 1999 and 1998, respectively.

12. EQUITY OWNERSHIP PLAN

Under the equity ownership plan, the Company provides the opportunity for certain executive employees to be granted the right to purchase Class B non-voting common shares of the Company's common stock at pre-determined prices. These rights to purchase stock are referred to as "stock options" for purposes of this footnote. The Company granted stock options to purchase up to 32,747 shares of the Company's common stock on December 31, 1996, and these options remained outstanding as of December 31, 2000. As of December 31, 2000, 17,978 shares were exercisable under the terms of the plan and no stock options had been exercised.

The employee stock options are subject to certain vesting periods and employment requirements. One stock option for 8,000 shares was immediately vested and exercisable on December 31, 1996. All other stock options began vesting on January 1, 1999 and become fully vested and exercisable on January 2, 2003. All options expire on January 1, 2018. The exercise price of the stock options outstanding at December 31, 2000 and 1999 ranged from $183 to $288 per share.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

The Company is required to provide pro forma information regarding the effect of stock options on net income. The weighted average fair value of the stock options granted on December 31, 1996 was $12.21 per share. A fair value for the stock options was estimated at the date of grant using the minimal value method for non-public companies with the following weighted-average assumptions; risk-free interest rate of 6.0%, dividend yield of 0.0% and a weighted-average expected life of 7 years. For pro forma disclosure, the estimated fair value of the stock options is amortized to expense over the stock options' vesting period. This results in proforma expense of $20, $14, and $14 for the years ended December 31, 2000, 1999 and 1998, respectively.

13. INCOME TAXES

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

The components of Veltri Group's provision for income taxes is as follows:


                                   YEAR ENDED DECEMBER 31,
                          ------------------------------------------
                             2000            1999            1998
                          ----------      ----------      ----------
Current ............      $      940      $    2,925      $    2,943
Deferred ...........             815             120             415
                          ----------      ----------      ----------
                          $    1,755      $    3,045      $    3,358
                          ==========      ==========      ==========


The components of Veltri Group's deferred income taxes is as follows:


                                                    AS OF DECEMBER 31,
                                         ------------------------------------------
                                            2000            1998            1998
                                         ----------      ----------      ----------
  Depreciation ....................      $    1,336      $    1,509      $    1,575
  Pre-Production...................           1,960             540             298
  Other............................              96
                                         ----------      ----------      ----------
                                              3,392           2,049           1,873
Assets:
  Loss carry forward ..............              --              --              --
  Product warranty ................              62              96             125
  Other ...........................             175              22              36
                                         ----------      ----------      ----------
                                                237             118             161
                                         ----------      ----------      ----------
Net deferred tax liability ........      $    3,155      $    1,931      $    1,712
                                         ==========      ==========      ==========


The reconciliation of U.S. statutory income tax rates to the Company's provision for income taxes (related to Veltri Group) is as follows:


                                                           2000             1999             1998
                                                        ----------       ----------       ----------
Taxes at U.S. statutory rates ....................      $   (7,632)      $   (2,251)      $   (1,100)
Effect of loss not subject to corporate tax ......           9,058            4,421            4,405
Canadian tax differences .........................             (23)             371             (290)
Non-deductible items .............................             296              223              130
Other ............................................              56              281              213
                                                        ----------       ----------       ----------
Provision for income taxes .......................      $    1,755       $    3,358       $    1,325
                                                        ==========       ==========       ==========


Veltri Group paid income taxes of $2,016, $2,699, and $128 in 2000, 1999, and 1998, respectively.

14. COMMITMENTS AND CONTINGENCIES

The Company leases certain warehouse space, automobiles, trucks and trailers and machinery and equipment under operating and capital leases expiring on various dates through December 1, 2006. As of December 31, 2000, minimum lease rental payments due under these leases are as follows:

                                                               OPERATING     CAPITAL
                                                               ---------    ---------
2001.......................................................   $   7,511      $   629
2002.......................................................       6,323          471
2003.......................................................       5,257          381
2004.......................................................       4,820          519
2005.......................................................       3,344            0
Thereafter.................................................       5,302            0
                                                              ---------
         Total minimum lease payments......................   $  32,557
                                                              =========
Amount representing interest...............................                     (343)
                                                                            ---------
Present value of net minimum lease payments................                 $  1,658
                                                                            =========

The Company incurred rent expense for all operating leases of approximately $6,962, 6,224 and $3,192 in 2000, 1999 and 1998, respectively. The Company had outstanding letters of credit amounting to $1,689, $1,867 and $1,615 in 1999, 1998 and 1997, respectively.

At December 31, 2000, the Company had entered into commitments to purchase approximately $1,500 of new machinery equipment. In addition, the Company had commitments to purchase new tooling, for which customers will reimburse the Company, of approximately $12,000.

The Company has guaranteed to the Economic Development Corporation of Canada ("EDC") that certain tooling vendors of the Company will reimburse EDC for interim financing. This guarantee totaled approximately $14,700 at December 31, 2000 and represents a financial instrument with off-balance sheet risk if the tooling vendors do not fulfil obligations to EDC.


15. CAPITAL STRUCTURE

The authorized capital stock of the Company consists of 25,000 shares of Class A Voting Common Stock of which 4,074 were issued and outstanding as of December 31, 2000 in an amount of $925, and 250,000 shares of Class B Non-voting Common Stock, of which 158,853 were issued and outstanding in an amount of $325.


16. RELATED PARTY TRANSACTIONS

The Company leases certain of its manufacturing facilities from Maria Veltri, the spouse of Michael Veltri, President and Chief Executive Officer and Director of the Company. The table below sets forth certain information for these leases:


AFFILIATED                                             LEASE          LEASE      ANNUAL
  PERSON                 LOCATION                   COMMENCEMENT   TERMINATION    RENT
- ----------               --------                   ------------   -----------   -------
Maria Veltri...........  Windsor, Ontario, Canada       1994          2002       $56
Maria Veltri...........  Windsor, Ontario, Canada       1993          2001       $27

The Company has a business services agreement with Talon L.L.C., an affiliated Company owned by the shareholders of the Company, under which the Company receives services of risk management, benefits management, tax preparation and other services from Talon L.L.C. as requested by the Company. Fees incurred under the agreement aggregated $500, $500 and $645 in 2000, 1999 and 1998, respectively. In connection with the issuance of the Company's Senior Subordinated Notes in April 1998, fees under this agreement were limited to $500 per year. Effective January 1, 2001 fees and services under this agreement were discontinued.

The Company had an agreement to provide limited services to G&L Industries, Inc. ("G&L"), an affiliate of the Company beneficially owned and controlled by the shareholders of the Company. The Company discontinued fees under this agreement in July 1998 and the agreement has been terminated. During 1998 the Company recorded fees from G&L of $250, included in the Company's accounts receivable at December 31, 1999.

Michael Veltri, an officer and director of the Company, is owed certain amounts by Veltri Metal Products Co. ("VMP"), the Company's Canadian Subsidiary. On November 8, 1996, the Company purchased all of the outstanding capital stock of VMP pursuant to a stock purchase agreement, Mr. Veltri is to be paid certain earn-out amounts, denominated in Canadian dollars, for the calendar years 1999 and 1998, based upon the amount by which the combined EBIT (as defined in the agreement) of VMP, exceeds a certain threshold. The maximum aggregate earn-out amount payable to Mr. Veltri is not to exceed $15,000 (Canadian). The 1998 earn-out amount of $12,470 (Canadian) was paid in April 1999, including interest from December 31, 1998. The 1999 earn-out was $2,524 (Canadian) and was paid in April 2000, including interest from December 31, 1999. In 1998, VMP also repaid a promissory note totaling $748 (Canadian), including interest of $90, to Mr. Veltri in connection with the stock purchase agreement.


17.   SUPPLEMENTAL GUARANTOR INFORMATION

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

Management does not believe that separate financial statements of each of these members of the Veltri Group are material to investors. Therefore, separate financial statements and other disclosures concerning members of the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:

                                                         AS OF DECEMBER 31:
                                                     --------------------------
                                                      2000               1999
                                                     -------           --------
                                                           (in thousands)
   Current assets                                    $30,650           $ 46,868
   Non-current assets                                 55,527             55,016
   Current liabilities                                36,890             56,394
   Non-current liabilities                            33,330             29,525



                                                      YEAR ENDED DECEMBER 31:
                                                     --------------------------
                                                      2000               1999
                                                     -------           --------
                                                           (in thousands)
   Net sales                                        $110,600           $112,918
   Gross profit                                       21,815             21,600
   Net income                                          2,440              3,338

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly consolidated results of operations are summarized as follows:

                                                        QUARTER ENDED
                              ----------------------------------------------------------------
                                  APRIL 1,      JULY 1,      SEPTEMBER 30,     DECEMBER 31,
2000
  Net Sales                    $   85,682    $  82,633       $  56,746          $  59,384
  Gross Profit                     10,903        9,587           1,570              4,133
  Income before tax provision      (1,382)      (2,280)        (10,306)           (18,654)
  Net Income                       (2,371)      (2,754)        (10,036)           (19,216)

1999
  Net Sales                    $   71,020    $  78,723       $  67,285         $   74,147
  Gross Profit                      7,454        9,357           8,528              6,392
  Income before tax provision      (2,480)        (230)           (526)            (3,384)
  Net Income                       (3,357)      (1,178)           (748)            (4,382)


19. REORGANIZATION AND REFINANCING

In April 1998, the Company issued $120,000 of 9.625% Senior Subordinated Notes and received net proceeds of approximately $116,000 after issuance costs. The Company used the net proceeds to retire existing indebtedness. The Company is required to make scheduled semi-annual interest payments on the Notes of $5,775 on May 1 and November 1 each year until their maturity on May 1, 2008 or unless the Notes are redeemed earlier.

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

The Company recorded extraordinary and non-recurring expenses totaling $2,500 as a result of the refinancing on April 28, 1998. These expenses were comprised of
(i) a $500 non-recurring extraordinary loss, net of $100 tax benefit, on the early extinguishment of debt, (ii) a $600 non-recurring loss on foreign exchange associated with the retirement of indebtedness and (iii) a $1,400 non-recurring expense under deferred compensation agreements.

EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBITS
- --------                              -----------------------
  3.1*                   Articles of Incorporation of Talon Automotive Group,
                         Inc. (the "Company"),as amended, including Certificate
                         of Merger dated as of November 27, 1997,Certificate of
                         Assumed name dated as of April 9, 1998, Certificate of
                         Merger/Consolidation dated as of April 28, 1998, and
                         Certificates of Share Exchange dated as of April 28,
                         1998

  3.2*                   Articles of Incorporation of VS Holdings, Inc. ("VS
                         Holdings"), as amended, including Certificate of Merger/Consolidation dated as of April 28, 1998,
                         Certificate of Share Exchange dated as of April 28,
                         1998, and Articles of Share Exchange dated as of April
                         28, 1998

  3.3*                   Articles of Incorporation of Veltri Holdings USA, Inc.
                         ("Veltri Holdings"), including Certificate of Share
                         Exchange dated as of April 28, 1998

  3.4*                   Certificate of Status and Order of Amalgamation of
                         Veltri Metal Products Co. ("Veltri Metal Products")

  3.5*                   By-laws of the Company

  3.6*                   By-laws of VS Holdings

  3.7*                   By-laws of Veltri Holdings

  3.8*                   Articles of Association of Veltri Metal Products Co.

  3.9* Agreement and Plan of Merger dated as of April 28, 1998 by and between VS Holdings and VS Holdings No. 2, Inc.

  3.10* Agreement and Plan of Merger dated as of April 28, 1998 by and between Production Stamping, Inc. ("PSI"),
                         Hawthorne Metal Products Company ("Hawthorne"), and J&R
                         Manufacturing Inc. ("J&R")

  3.11* Agreement and Plan of Merger dated as of April 28, 1998 by and between the Company and TAG L.L.C.

  3.12*                  Agreement and Plan of Share Exchange dated as of April
                         28, 1998 by and between the Company and VS Holdings

  3.13*                  Agreement and Plan of Share Exchange dated as of April
                         28, 1998 by and Indenture dated as of April 28, 1998 by and among the Company, as Issuer, VS Holdings, Veltri
                         Holdings, and Veltri Metal Products, as Guarantors, and
                         U.S. Bank Trust National Association, as Trustee

  4.1*                   Form of 9 5/8% Senior Subordinated Note Due 2008,
                         Series B

  4.2*                   Form of Guarantee

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

  10.1(d)**              Third Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(e)***             Fourth Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(f)****            Fifth Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(g)****            Sixth Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(h)*****           Seventh Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(i)*****           Eighth Amendment to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and
                         Comerica Bank, as Agent for the Lenders

  10.1(j)*****           Waiver to Credit Agreement dated as of April 28, 1998
                         by and between the Company, as Borrower, and Comerica
                         Bank, as Agent for the Lenders

  10.1(k) Waiver to Credit Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica
                         Bank, as Agent for the Lenders

  10.1(l)                Partial Waiver to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders

  10.1(m)                Partial Waiver to Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders

  10.1(n)                Amended and Restated Credit Agreement dated as of April
                         28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders

  10.1(o)                First Amendment to the Amended and Restated Credit
                         Agreement dated as of April 28, 1998 by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders

  10.2* Pledge Agreement dated as of April 28, 1998 by and between the Company and Comerica Bank

  10.3* Mortgage Agreement dated as of April 28, 1998 by and between the Company and Comerica Bank

  10.4* Security Agreements dated as of April 28, 1998 between each of the Company, VS Holdings, and Veltri Holdings and Comerica Bank

  10.5* Guaranty Agreements dated as of April 28, 1998 between each of the Company, VS Holdings, Veltri Metal Products and Veltri Holdings and Comerica Bank

  10.6* Debenture Agreement dated as of April 28, 1998 by and between Veltri Metal Products and Comerica Bank

  10.7* Debenture Pledge Agreement dated as of April 28, 1998 by and between Veltri Metal Products and Comerica Bank

  10.8* Agreement dated as of April 28, 1998 by and among Michael T. Veltri ("Mr. Veltri"), Veltri Metal
                         Products, VS Holdings, Veltri Holdings and the Company

  10.9*                  Amended and Restated Promissory Note dated as of April
                         28, 1998 by Veltri Metal Products in favor of Mr.
                         Veltri

  10.10* Unconditional Guaranty dated as of April 28, 1998 by the Company, VS Holdings, and Veltri Holdings in favor of Mr. Veltri

  10.11*                 Security Agreement dated as of April 28, 1998 by the
                         Company, its subsidiaries, VS Holdings and Veltri
                         Holdings in favor of Mr. Veltri

  10.12* Mortgage dated as of April 28, 1998 by and between the Company, as mortgagor, and Mr. Veltri, as mortgagee

  10.13*                 First Amendment to Stock Purchase Agreement dated as of
                         April 28, 1998 by and among Mr. Veltri, Veltri Metal
                         Products, VS Holdings and Veltri Holdings

  10.14* Intercreditor Agreement dated as of April 28, 1998 between and among Mr. Veltri and Comerica Bank

  10.15*                 Registration Rights Agreement dated as of April 28,
                         1998 by and among the Company, VS Holdings, Veltri
                         Holdings, and Veltri Metal Products, Salomon Brothers
                         Inc and Credit Suisse First Boston Corporation

  10.16* Stock Purchase Agreement dated as of November 8, 1996 by and among Mr. Veltri, Maria Veltri and the Company

  10.17* Stock Purchase Agreement dated as of October 17, 1997, as amended, by and among the former shareholders of PSI and the Company

  10.18* Purchase Agreement dated as of September 30, 1996 by and among the former shareholders of J&R and the Company

  10.19* Employment Agreement dated as of November 27, 1995, as amended on January 1, 1998, by and between the Company and Delmar O. Stanley ("Mr. Stanley")

  10.20* Employment Agreement dated as of November 8, 1996 by and between the Company and Mr. Veltri

  10.21* Non-Compete Agreement dated as of November 8, 1996 by and between the Company and Mr. Veltri

  10.22* Severance Agreement dated as of February 6, 1996 by and between the Company and David Woodward ("Mr. Woodward")

  10.23* Severance Agreement dated as of February 7, 1996 by and between the Company and Kris Pfaehler

  10.24* Consolidated Equity Ownership Plan and Agreements thereunder by and between the Company and each of Mr.
                         Stanley, Mr. Woodward, Mr. Pfaehler, and Wayne C. Inman
                         ("Mr. Inman")

  10.25* Deferred Compensation Agreements by and between the Company and each of Mr. Stanley, Mr. Woodward, and Mr.
                         Pfaehler

  10.26*                 Talon L.L.C. 401(k) Plan, as amended

  10.27*                 Veltri Holdings 401(k) Plan

  10.28*                 Executive Bonus Program of the Company

  10.29*                 Lease Agreement by and between the Company and Maria
                         Veltri dated August 1, 1994

  10.30*                 Lease Agreement by and between the Company and Maria
                         Veltri dated July 1, 1993

  10.31*                 Amended and Restated Agreement dated as of April 28,
                         1998, by and between the Company and Talon L.L.C.

  10.32* Loan and Facility Agreements dated as of April, 1997 between and among Veltri Metal Products and Export
                         Development Corporation

  21                     Subsidiaries and Affiliates of the Company



* Incorporated by reference to the filing of the 10K for the year ended December 31, 1998.

** Incorporated by reference to the filing of the 10Q for the quarter ended April 3, 1999.

*** Incorporated by reference to the filing of the 10Q for the quarter ended April 1, 2000.

**** Incorporated by reference to the filing of the 10Q for the quarter ended July 1, 2000.

***** Incorporated by reference to the filing of the 10Q for the quarter ended September 1, 2000.