Form 10-Q
period 2001-03-31
TALON AUTOMOTIVE GROUP INC
filed 2001-05-15
CIK 1061800

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

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

                          TALON AUTOMOTIVE GROUP, INC.
                                    FORM 10 Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS:

                   Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2001 and April 1, 2000

                   Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000

                   Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2001 and April 1, 2000

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


         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II    OTHER INFORMATION








--------------------------------------------------------------------------------
Form 10Q                                                                  Page 2

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS - UNAUDITED)




                                             QUARTER ENDED:
                                        -------------------------
                                        March 31,        APRIL 1,
                                          2001             2000
                                          ----             ----
Net sales                               $ 63,195         $ 85,682

Cost of sales                             58,289           74,779
                                        --------         --------

  Gross profit                             4,906           10,903

Operating expenses:
  SG&A                                     5,962            6,535
  Advanced program expenses                  645              728
  Amortization                               400              411
                                        --------         --------

Income from operations                    (2,101)           3,229

Other (income) expenses:
  Interest                                 4,685            4,619
  Foreign currency                          (352)              (8)
                                        --------         --------
Loss before income taxes                  (6,434)          (1,382)

Provision for income taxes                    25              989
                                        --------         --------

Net loss                                $ (6,459)        $ (2,371)
                                        ========         ========




                             See accompanying notes.


--------------------------------------------------------------------------------
Form 10Q                                                                  Page 3

                          TALON AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS - UNAUDITED)



                       ASSETS                      MARCH 31, 2001  DECEMBER 31, 2000
                       ------                    ----------------  -----------------
Current assets:
  Cash                                                   $     906          $   1,564
  Accounts receivable                                       42,316             40,164
  Inventory                                                 18,466             17,930
  Reimbursable tooling                                       8,244              9,932
  Prepaid expenses                                           3,319              2,267
                                                         ---------          ---------

     Total current assets                                   73,253             71,858

Property, plant and equipment, net                          86,734             88,090

Goodwill and other assets, net                              62,814             64,818
                                                         ---------          ---------

                                                         $ 222,799          $ 224,766
                                                         =========          =========


                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------


Current liabilities:
   Senior credit facility                                $  76,000          $  63,381
   Senior subordinated notes                               120,000            120,000
   Accounts payable                                         35,876             39,283
   Accrued liabilities                                      43,375             39,505
   Deferred tooling revenue                                    181              6,378
   Current portion of debt and capital leases                  951              1,303
                                                         ---------          ---------

      Total current liabilities                            276,383            270,296


Capital leases                                               1,114              1,149
Deferred income taxes                                        2,999              3,155
                                                         ---------          ---------

      Total non-current liabilities                          4,113              4,304

Shareholders' equity:
   Common stock                                              1,250              1,250
   Paid in capital                                           1,413              1,413
   Retained earnings (deficit)                             (57,517)           (51,057)
   Accumulated other comprehensive income (loss)            (2,843)            (1,440)
                                                         ---------          ---------

      Total shareholders' equity                           (57,697)           (49,834)
                                                         ---------          ---------

                                                         $ 222,799          $ 224,766
                                                         =========          =========



                             See accompanying notes.




--------------------------------------------------------------------------------
Form 10Q                                                                  Page 4

                          TALON AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS - UNAUDITED)


                                                              QUARTER ENDED:
                                                         MARCH 31,        APRIL 1,
                                                           2001            2000
                                                           ----            ----
Net loss                                                $ (6,459)        $ (2,371)
Depreciation and amortization                              2,880            2,640
Other non-cash expenses                                      195              166

Change in operating assets and liabilities:
  Accounts receivable                                     (3,216)         (10,949)
  Inventories                                               (716)             487
  Reimbursable tooling, net                               (4,727)          (8,018)
  Prepaids                                                (1,113)              60
  Accounts payable                                        (3,029)           4,905
  Accrued liabilities                                      5,185            4,696
  Other operating items                                    1,160               --
                                                        --------         --------
Cash provided by (used in) operating activities           (9,840)          (8,384)


Investing Activities:
   Additions to property and equipment                    (3,712)            (305)

Financing Activities:
   Proceeds from long-term borrowings                     12,169            9,508
   Payments on long-term debt                               (358)            (403)

                                                        --------         --------

Cash provided by financing activities                     11,811            9,105


Effects of exchange rates                                  1,083              176
                                                        --------         --------

Net change in cash                                          (658)             592

Beginning cash                                             1,564              708
                                                        --------         --------

Ending cash                                             $    906         $  1,300
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




--------------------------------------------------------------------------------
Form 10Q                                                                  Page 5

                          TALON AUTOMOTIVE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Talon Automotive Group, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

The Company reports quarterly financial information in thirteen-week increments and ends each respective quarter on the Saturday following the thirteenth week with the fiscal year ending December 31.

2.  EFFECT OF ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company has adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The implementation of this statement did not have a material impact on the Company's results of operations.


3.  COMMITMENTS AND CONTINGENCIES

As of March 31, 2001, there were no significant changes to the status of commitments and contingencies presented in the footnotes to the financial statements for the fiscal year ended December 31, 2000.

4.  INVENTORIES

Inventory consisted of the following:


                                        MARCH 31, 2001         DECEMBER 31, 2000
                                        -------------          ----------------
                                        UNAUDITED
Raw material                            $ 7,440                    $ 6,562
Work in process                           5,259                      6,008
Finished goods                            5,767                      5,360
                                        -------                    -------
Total Inventory                         $18,466                    $17,930


5.  COMPREHENSIVE LOSS

The Company's comprehensive loss includes the reported net loss and the change in accumulated foreign currency translation adjustment. For the first quarter 2001, the comprehensive loss was $7,860 as compared to $2,256 for the first quarter 2000.



--------------------------------------------------------------------------------
Form 10Q                                                                  Page 6

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

Management does not believe that separate financial statements for the Veltri Group is material to investors. Therefore, separate financial statements and other disclosures concerning the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:


                                      MARCH 31, 2001        DECEMBER 31, 2000
                                      ---------------      -----------------
                                      UNAUDITED
Current assets                        $33,587                  $30,651
Non-current assets                     53,399                   55,527
Current liabilities                    31,923                   36,890
Non-current liabilities                36,786                   33,330



                                             THREE MONTHS ENDED:
                                      MARCH 31, 2001      APRIL 1, 2000
                                      -------------      -------------
                                      UNAUDITED              UNAUDITED
Net sales                             $26,537                 $34,448
Gross profit                            4,268                   7,440
Net income                               (119)                  1,582

--------------------------------------------------------------------------------
Form 10Q                                                                  Page 7

7.  RESTRUCTURING CHARGE

During the quarter ended December 31, 2000, the Company initiated a plan to integrate what was formerly known as the PSI division into other existing Company operations. This plan includes the closure of four existing PSI facilities in 2000 and 2001 and the movement of the related sales volume and corresponding equipment into existing operations in New Baltimore, Michigan, Royal Oak, Michigan and Windsor, Ontario, Canada. Upon completion of the integration, approximately 170 employees will be eliminated with estimated savings totaling $9,600 per year, when complete. In addition, four facilities with related infra-structure costs will be eliminated with estimated savings of $2,800 per year, when complete. The Company anticipates the majority of this integration to be completed by the third quarter of 2001.

As a result of this integration plan, the Company recorded a $10,183 restructuring charge in 2000. This reserve includes severance benefits for terminated employees, the write-off of certain leasehold improvements, future lease obligations for buildings that have been or will be vacated and other facility closure costs. During the first quarter of 2001, the Company incurred $1,155 of severance and facility shutdown costs which were charged against this reserve leaving a balance of $9,027 as of March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED APRIL 1, 2000

Net Sales

Net sales for the three month period ended March 31, 2001 ("first quarter 2001") were $63.2 million compared to $85.7 million for the three month period ended April 1, 2000 ("first quarter 2000"). This represents an decrease of
$22.5 million or 26.2% as compared to the prior year. The decrease was primarily due to lower industry volumes, OEM inventory adjustments and the balance out of certain Chrysler programs.

Gross Profit

Gross profit for the first quarter 2001 was $4.9 million or 7.8% of net sales compared to $10.9 million or 12.7% of net sales for the first quarter 2000. This represents an decrease of $6.0 million or 55% as compared to the prior year. The decrease was primarily due to lower sales, costs associated with the integration of the PSI division, and increased overhead in preparation for the Jeep Liberty launch.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses for the first quarter 2001 were $6.0 million or 9.4% of net sales compared to $6.5 million or 7.6% of net sales for the first quarter 2000. The decrease of $0.5 million or 8.8% was primarily due to the integration of the PSI division.

Advanced Program Expenses

Advanced program expenses for the first quarter 2001 were $0.6 million or 1.0% of net sales compared to $0.7 million or 0.8% of net sales for the first quarter 2000. The decrease of $0.1 million or 11.4% was primarily due to cost reductions. Advanced program expenses are the investment in engineering and program management for future programs.

Amortization expense

Amortization expense for the first quarter 2001 was $0.4 million or 0.6% of net sales compared to $0.4 million or 0.5% of net sales for the first quarter 2000.

Interest Expense

Interest expense for the first quarter 2001 was $4.7 million or 7.4% of net sales, as compared to $4.6 million or 5.4% of net sales for the first quarter 2000. The increase of $0.1 million or 1.5% was primarily due to the higher balance on the Company's senior credit facility, offset by lower interest rates.

Foreign Currency

Foreign currency gains and losses all relate to the company's Canadian operation. The foreign currency gain for the first quarter 2001 was $0.3 million or an increase of $0.3 million from the first quarter of 2000.

Income Taxes

The Company's shareholder's have elected under the provisions of the Internal Revenue Code to be treated as an S-Corporation with respect to the Company's U.S. operations. As a result, income taxes relate solely to the Company's Canadian operations. The decrease in taxes was due to the decline in sales and related profitability in Canada.


--------------------------------------------------------------------------------
Form 10Q                                                                  Page 8

LIQUIDITY AND CAPITAL RESOURCES

The company's primary cash requirements are for working capital, servicing the company's indebtedness and capital expenditures.

The company's liquidity is affected by both the cyclical nature of its business and levels of net sales to its major customers. The company's ability to meet its working capital and capital expenditure requirements and debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. The company's ability to meet its future cash flow requirements under its existing borrowing agreements and cash flow projections depends upon the outcome of negotiations currently in process with the senior subordinated noteholders, senior bank group, shareholders and management. The outcome of these negotiations cannot be determined at this time.

Net cash flow used in operating activities totaled $9.8 million in the first quarter 2001 as compared to $8.4 million used in operating activities in the first quarter 2000. The change compared to the prior year period was due to the increased net loss between periods, offset by favorable changes in working capital.

Net cash used in investing activities primarily relates to capital expenditures. Capital expenditures totaled $3.7 million for the first quarter 2001 as compared to $0.3 million for the first quarter 2000. Capital expenditures were primarily for new machinery and equipment on the Chrysler 2003 CS hybrid vehicle and the integration of the PSI division. As compared to the prior year, capital expenditures, excluding the sale-leaseback transaction in February 2000 of $6.4 million, decreased $3.0 million due to the completion of the capital plan for the 2002 Jeep Liberty program ("KJ") and 2001 (RS) minivan.

The Company has made significant capital expenditures related to a new production facility and new equipment for the 2002 Jeep Liberty program ("KJ"). Through March 31, 2001, the capital expenditures for KJ production totaled approximately $12.2 million of capital and will launch during the second quarter 2001.

Net cash provided by financing activities was $11.8 million for the first quarter 2001 compared to $9.1 million for the first quarter 2000. Financing activities primarily related to incremental borrowings on the Company's senior credit facility to finance the net loss, tooling investments and capital investments.

SENIOR CREDIT FACILITY

On February 16, 2001 the Company entered into an Amended and Restated Credit Agreement with its bank group. This agreement amended and restated financial covenants such that the Company was no longer in default for the quarters ending July 1, September 30 and December 31, 2000 and reset advance rates, removed interim limits and reset financial and other covenants through the original term of the agreement which ends April 27, 2003. In addition, the amendment eliminated as an event of default the existing cross-defaults under the Company's $120 million 9.625% senior subordinated notes for a forty-five day period or until April 2, 2001 to allow the Company to continue negotiations with its noteholders. On March 29, 2001 the Company's senior facility was amended to extend the April 2, 2001 negotiation deadline to April 30, 2001 to allow for continued negotiations with the noteholders. On May 10, 2001, the Company received a partial waiver under its senior credit facility to provide access to the senior credit facility under existing advance rates through May 25, 2001 to allow for continued negotiations with the noteholders.

On March 31, 2001 the company had borrowed $76.0 million under the senior credit facility with the availability to borrow an additional $11.0 million subject to borrowing base limitations.

SENIOR SUBORDINATED NOTES

Due to liquidity concerns resulting from the performance of the PSI division, sales declines with a major customer and capital investment for new program launches, the Company elected not to make the November 1, 2000 interest payment on its $120 million principal amount 9.625% Senior Subordinated Notes due May 1, 2008. The notes were declared in default on December 1, 2000 following the expiration of a 30-day grace period. On November 30, 2000, the Company's bank group formally exercised its right to block the interest payment for a period of six months. The noteholders retain their rights to accelerate the principal of the notes and exercise other remedies available to them under the terms of the indenture including forcing the Company into an involuntary bankruptcy filing. The Company believes that it currently does not have the ability to either cure the interest payment default or refinance the outstanding notes.

Management and shareholders of the Company are continuing negotiations with the Company's noteholders and its bank group to facilitate an exchange of outstanding notes for equity in the Company. This transaction, if successful, would significantly reduce the outstanding indebtedness and interest obligations of the Company. The Company is optimistic that an agreement will be reached in the near future. Upon reaching an agreement, the Company would intend to effect the exchange through a prenegotiated plan of reorganization involving bankruptcy reorganization proceedings in the United States and creditors arrangement proceedings in Canada. Due to the nature of these proceedings, the Company believes the process will be completed on an expeditious basis in 2001. The Company does not anticipate or plan for any impairment of creditors, other than the noteholders and parties to certain unexpired leases during this process and does not anticipate any material change in its operations. If the Company is unsuccessful in its negotiations with the noteholders and its bank group, a deficiency in liquidity would occur which would cause the Company to involuntarily enter bankruptcy proceedings.
--------------------------------------------------------------------------------
Form 10Q                                                                  Page 9

EBITDA for the first quarter 2001 was $0.8 million as compared to $5.9 million for the first quarter 2000. This represents an decrease of $5.1 million or 87% as compared to the prior year period. EBITDA is defined as income from operations plus depreciation and amortization and may not be comparable to similarly-titled measures of other companies. EBITDA is presented because it is a widely accepted non-GAAP financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) the degree to which the Company is leveraged; (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) the Company's reliance on major customers and selected models;
(vi) foreign currency and exchange fluctuations; and (vii) changes in practices and/or policies of the company's significant customers toward outsourcing automotive components and systems; (viii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, including changes in foreign currency exchange rates, interest rates and commodity prices. The Company believes there has been no significant change in its market risk factors since December 31, 2000.


--------------------------------------------------------------------------------
Form 10Q                                                                 Page 10

                           PART II. OTHER INFORMATION
                          TALON AUTOMOTIVE GROUP, INC.


Item 1. Legal Proceedings:                                             None

Item 2. Change in Securities:                                          None

Item 3. Defaults Upon Senior Securities:

        The Company has defaulted on its Senior Subordinated Notes due May 1, 2008. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Senior Subordinated Notes" incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:           None

Item 5. Other Information:                                             None

Item 6. Exhibits and Reports on Form 8-K:


(a) Exhibits: See "Exhibit Index" beginning on page 12.



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


                           TALON AUTOMOTIVE GROUP, INC.

                            By:  /s/ David J. Woodward
                                 ----------------------------
                                 David J. Woodward
                                 Vice President of Finance, Chief Financial
                                 Officer and Treasurer

                                 Date:  May 14, 2001


--------------------------------------------------------------------------------
Form 10Q                                                                 Page 11

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


--------------------------------------------------------------------------------
Form 10Q                                                                 Page 12

10.1(h)*****      Seventh Amendment to Credit Agreement dated as of April 28,
                  1998 by and between the company, as Borrower, and Comerica
                  Bank, as Agent for the Lenders
10.1(i)*****      Eighth Amendment to Credit Agreement dated as of April 28,
                  1998 by and between the company, as Borrower, and Comerica
                  Bank, as Agent for the Lenders
10.1(j)*****      Waiver to Credit Agreement dated as of April 28, 1998 by and between the company, as Borrower, and Comerica Bank, as Agent for the Lenders
10.1(k)******     Partial Waiver to Credit Agreement dated as of April 28, 1998 by and between the company, as Borrower, and Comerica Bank, as
                  Agent for the Lenders
10.1(l)******     Partial Waiver to Credit Agreement dated as of April 28, 1998 by and between the company, as Borrower, and Comerica Bank, as
                  Agent for the Lenders
10.1(m)******     Amended and Restated Credit Agreement dated as of February 16,
                  2001 by and between the company, as Borrower, and Comerica
                  Bank, as Agent for the Lenders
10.1(n)******     First Amendment to the Amended and Restated Credit Agreement
                  dated as of February 16, 2001 by and between the company, as
                  Borrower, and Comerica Bank, as Agent for the Lenders
10.1(o)           Partial waiver under the Amended and Restated Credit Agreement dated as of February 16, 2001 by and between the company, as the borrower, and Comerica Bank, as Agent for the Lenders
10.2    *         Pledge Agreement dated as of April 28, 1998 by and between the company and Comerica Bank
10.3    *         Mortgage Agreement dated as of April 28, 1998 by and between the company and Comerica Bank
10.4    *         Security Agreements dated as of April 28, 1998 between each of the company, VS Holdings, and Veltri Holdings and Comerica
                  Bank
10.5    *         Guaranty Agreements dated as of April 28, 1998 between each of the company, VS Holdings, Veltri Metal Products and Veltri
                  Holdings and Comerica Bank
10.6    *         Debenture Agreement dated as of April 28, 1998 by and between
                  Veltri Metal Products and Comerica Bank
10.7    *         Debenture Pledge Agreement dated as of April 28, 1998 by and between Veltri Metal Products and Comerica Bank
10.8    *         Agreement dated as of April 28, 1998 by and among Michael T.
                  Veltri ("Mr. Veltri"), Veltri Metal Products, VS
                  Holdings, Veltri Holdings and the company
10.9    *         Amended and Restated Promissory Note dated as of April 28,
                  1998 by Veltri Metal Products in favor of Mr. Veltri
10.10   *         Unconditional Guaranty dated as of April 28, 1998 by the
                  company, VS Holdings, and Veltri Holdings in favor of Mr.
                  Veltri
10.11   *         Security Agreement dated as of April 28, 1998 by the company, its subsidiaries, VS Holdings and Veltri Holdings in favor of
                  Mr. Veltri
10.12   *         Mortgage dated as of April 28, 1998 by and between the
                  company, as mortgagor, and Mr. Veltri, as mortgagee
10.13   *         First Amendment to Stock Purchase Agreement dated as of April
                  28, 1998 by and among Mr. Veltri, Veltri Metal Products, VS
                  Holdings and Veltri Holdings
10.14   *         Intercreditor Agreement dated as of April 28, 1998 between and among Mr. Veltri and Comerica Bank
10.15   *         Registration Rights Agreement dated as of April 28, 1998 by and among the company, VS Holdings, Veltri Holdings, and
                  Veltri Metal Products, Salomon Brothers Inc and Credit Suisse
                  First Boston Corporation
10.16   *         Stock Purchase Agreement dated as of November 8, 1996 by and among Mr. Veltri, Maria Veltri and the company
10.17   *         Stock Purchase Agreement dated as of October 17, 1997, as
                  amended, by and among the former shareholders of PSI and the company
10.18   *         Purchase Agreement dated as of September 30, 1996 by and among the former shareholders of J&R and the company



--------------------------------------------------------------------------------
Form 10Q                                                                 Page 13

10.19   *         Employment Agreement dated as of November 27, 1995, as
                  amended on January 1, 1998, by and between the company and
                  Delmar O. Stanley ("Mr. Stanley")
10.20   *         Employment Agreement dated as of November 8, 1996 by and
                  between the company and Mr. Veltri
10.21   *         Non-Compete Agreement dated as of November 8, 1996 by and
                  between the company and Mr. Veltri
10.22   *         Severance Agreement dated as of February 6, 1996 by and
                  between the company and David Woodward ("Mr. Woodward")
10.23   *         Severance Agreement dated as of February 7, 1996 by and
                  between the company and Kris Pfaehler
10.24   *         Consolidated Equity Ownership Plan and Agreements thereunder by and between the company and each of Mr. Stanley, Mr.
                  Woodward, Mr. Pfaehler, and Wayne C. Inman ("Mr. Inman")
10.25   *         Deferred Compensation Agreements by and between the company and each of Mr. Stanley, Mr. Woodward, and Mr. Pfaehler
10.26   *         Talon L.L.C. 401(k) Plan, as amended
10.27   *         Veltri Holdings 401(k) Plan
10.28   *         Executive Bonus Program of the company
10.29   *         Lease Agreement by and between the company and Maria Veltri dated August 1, 1994
10.30   *         Lease Agreement by and between the company and Maria Veltri dated July 1, 1993
10.31   *         Amended and Restated Agreement dated as of April 28, 1998, by and between the company and Talon L.L.C.
10.32   *         Loan and Facility Agreements dated as of April, 1997 between and among Veltri Metal Products and Export Development
                  Corporation
21      ******    Subsidiaries and Affiliates of the company


* Incorporated by reference to the filing of the 10K for the year ended December 31, 1998.
** Incorporated by reference to the filing of the 10Q for the quarter ended April 3, 1999.
*** Incorporated by reference to the filing of the 10Q for the quarter ended April 1, 2000.
**** Incorporated by reference to the filing of the 10Q for the quarter ended July 1, 2000.
***** Incorporated by reference to the filing of the 10Q for the quarter ended September 30, 2000.
****** Incorporated by reference to the filing of the 10-K for the year ended December 31, 2000.


--------------------------------------------------------------------------------
Form 10Q                                                                 Page 14