Form 10-Q
period 2001-06-30
TALON AUTOMOTIVE GROUP INC
filed 2001-08-17
CIK 1061800

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents required to be filed by section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.

                     Yes                                No
                          ----------                        ----------

                       APPLICABLE ONLY TO CORPORATE USERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
                          Class                        at August 14, 2001
               -----------------------------          ---------------------
               Class A Voting Common Stock                      4,074
               Class B Non-Voting Common Stock                158,853

                          TALON AUTOMOTIVE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS:

                   Consolidated Statements of Operations (unaudited) for the Three and Six Month Periods Ended June 30, 2001 and July 1, 2000

                   Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000

                   Consolidated Statements of Cash Flows (unaudited) for the Three and Six Month Periods Ended June 30, 2001 and July 1, 2000

                   Notes to Consolidated Financial Statements (unaudited)


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II    OTHER INFORMATION

                          TALON AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS - UNAUDITED)





                                           THREE MONTHS ENDED:                   SIX MONTHS ENDED:
                                   ----------------------------------  -----------------------------
                                        JUNE 30,         JULY 1,        JUNE 30,         JULY 1,
                                         2001             2000           2001             2000
                                         ----             ----           ----             ----
                                     (Debtor-in-                        (Debtor-in-
                                      possession)                       possession)
Net sales                           $  73,392        $  82,633        $ 136,587        $ 168,314

Cost of sales                          65,468           73,046          123,757          147,825
                                    ---------        ---------        ---------        ---------

  Gross profit                          7,924            9,587           12,830           20,489

Operating expenses:
  SG&A                                  4,697            6,097           10,034           12,631
  Advanced program expenses               516              702            1,161            1,430
  Reorganization costs                  1,160                0            1,785                0
  Amortization                            659              402            1,059              813
                                    ---------        ---------        ---------        ---------

Income (Loss) from operations             892            2,386           (1,209)           5,615

Other (income) expenses:
  Interest                              4,561            4,858            9,246            9,477
  Foreign currency                         76             (192)            (276)            (200)
                                    ---------        ---------        ---------        ---------
Loss before income taxes               (3,745)          (2,280)         (10,179)          (3,662)

Provision for income taxes                698              474              723            1,463
                                    ---------        ---------        ---------        ---------

Net loss                            $  (4,443)       $  (2,754)       $ (10,902)       $  (5,125)
                                    =========        =========        =========        =========





See accompanying notes to consolidated financial statements.

                          TALON AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS - UNAUDITED)


                             ASSETS                                 JUNE 30, 2001      DECEMBER 31, 2000
                             ------                               ----------------     -----------------
                                                                    (Debtor-in-
                                                                     possession)
Current assets:
  Cash                                                               $   3,053                $   1,564
  Accounts receivable                                                   25,087                   40,164
  Inventory                                                             15,485                   17,930
Reimbursable tooling                                                     7,956                    9,932
  Prepaid expenses                                                       3,553                    2,267
                                                                     ---------                ---------

     Total current assets                                               55,134                   71,857

Property, plant and equipment, net                                      87,323                   88,090

Goodwill and other assets, net                                          62,143                   64,819
                                                                     ---------                ---------

                                                                     $ 204,600                $ 224,766
                                                                     =========                =========



                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------


Current liabilities:
   Senior credit facility                                            $  67,328                $  63,831
   Senior subordinated notes                                           120,000                  120,000
   Accounts payable - Pre-petition                                      29,235                   39,283
   Accounts payable                                                          0                        0
   Accrued liabilities - Pre-petition                                   35,982                   39,501
   Accrued liabilities                                                       0                        0
   Deferred tooling revenue                                              8,640                    6,378
   Current portion of debt and capital leases                              635                    1,303
                                                                     ---------                ---------

      Total current liabilities                                        261,820                  270,296


Capital leases                                                           1,060                    1,149
Deferred income taxes                                                    3,122                    3,155
                                                                     ---------                ---------

      Total non-current liabilities                                      4,182                    4,304

Shareholders' equity:
   Common stock                                                          1,250                    1,250
   Paid in capital                                                       1,413                    1,413
   Retained earnings (deficit)                                         (61,959)                 (51,057)
   Accumulated other comprehensive income (loss)                        (2,106)                  (1,440)
                                                                     ---------                ---------

      Total shareholders' equity                                       (61,402)                 (49,837)
                                                                     ---------                ---------

                                                                     $ 204,600                $ 224,766
                                                                     =========                =========

See accompanying notes to consolidated financial statements.

                          TALON AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS - UNAUDITED)


                                                   THREE MONTHS ENDED:                      SIX MONTHS ENDED:
                                                       JUNE 30,         JULY 1,            JUNE 30,      JULY 1,
                                                        2001             2000                2001         2000
                                                       -----            -----                ----         ----
                                                     (Debtor-in-                          (Debtor-in-
                                                      possession)                          possession)
Net loss                                             $  (4,443)      $   (2,754)         $ (10,902)    $  (5,125)
Depreciation and amortization                            3,165            2,663              6,045         5,303
Other non-cash expenses                                    165              183                360           349

Change in operating assets and liabilities:
  Accounts receivable                                   18,001            6,251             14,785        (4,698)
  Inventories                                            3,157               56              2,441           543
  Reimbursable tooling, net                              8,907             (118)             4,180        (8,136)
  Prepaids                                                (165)             271             (1,278)          331
  Accounts payable                                      (6,799)          (6,842)            (9,827)       (1,937)
  Accrued liabilities                                   (8,563)          (4,169)            (3,378)          527
  Other operating items                                    242             (883)             1,402          (883)
                                                     ---------       ----------          ---------     ---------
Cash provided by (used in) operating activities         13,667           (5,342)             3,826       (13,726)


Investing Activities:
   Additions to property and equipment                  (2,021)            (529)            (5,733)         (835)

Financing Activities:
   Proceeds (Payments) on long-term borrowings          (8,672)           5,970              3,497        15,478
   Payments on long-term debt                             (385)            (461)              (743)         (865)
   Deferred financing costs                                --                --                  0             0
                                                     ---------       ----------          ---------     ---------

Cash provided by financing activities                   (9,057)           5,509              2,754        14,613


Effects of exchange rates                                 (442)             (66)               642           112
                                                     ---------       ----------          ---------     ---------

Net change in cash                                       2,147             (428)             1,489           164

Beginning cash                                             906            1,300              1,564           708
                                                     ---------       ----------          ---------     ---------
Ending cash                                          $   3,053       $      872          $   3,053     $     872
                                                     =========       ==========          =========     =========


See accompanying notes to consolidated financial statements.

                          TALON AUTOMOTIVE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Talon Automotive Group, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Financial results for the interim period are not necessarily indicative of results that may be expected for any other interim period or the fiscal year. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

For the six month period ending June 30, 2001, the consolidated financial statements and the notes thereto included in the Company's Form 10-Q have not been reviewed by its independent accountants because the independent accountants had not obtained bankruptcy court approval for their retention during the bankruptcy proceedings as of the date of the filing. It is anticipated that the review of the financial statements will be completed by the Company's independent accountants when their retention is approved by the court.

The Company reports quarterly financial information in thirteen-week increments and ends each respective quarter on the Saturday following the thirteenth week with the fiscal year ending December 31.

2.  EFFECT OF ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. Accordingly, the Company adopted Statement No. 133 beginning in 2001. Implementation of this statement did not have a material impact on the Company's results of operations.

3.  DEBT

As of June 29, 2001, pursuant to the Second Amended and Restated Credit Agreement, the Company entered into a $100 million debtor-in-possession financing agreement (the "DIP Financing Agreement") with a syndicate of banks, the purpose of which provide super-priority secured credit to the Company so that it might continue to operate its business during the course of the Chapter 11 reorganization proceeding. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible receivables, inventory, tooling, and fixed assets, and are adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon the prime rate plus an applicable margin as defined in the DIP Financing Agreement. The Company had borrowings outstanding under the DIP Financing Agreement of $67.3 million on June 30, 2001, with availability on that date of approximately $5.2 million. The DIP Financing Agreement requires the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants on June 30, 2001.

4.  COMMITMENTS AND CONTINGENCIES

As of June 30, 2001, there were no significant changes to the status of commitments and contingencies presented in the footnotes to the financial statements for the fiscal year ended December 31, 2000.

5.  INVENTORIES

Inventory consisted of the following:





                                        JUNE 30, 2001               DECEMBER 31, 2000
                                        -------------               ----------------
                                        UNAUDITED
Raw material                            $ 6,340,000                    $ 6,562,000
Work in process                           4,094,000                      6,008,000
Finished goods                            5,051,000                      5,360,000
                                        -----------                    -----------
Total Inventory                         $15,485,000                    $17,930,000


6.    COMPREHENSIVE LOSS

The Company's comprehensive loss includes the reported net loss and the change in accumulated foreign currency translation adjustment. For the three months and six months ended June 30, 2001 the comprehensive loss was $4,885,000 and $10,258,000, respectively, as compared to $2,818,000 and $5,014,000 for the three months and six months ended July 1, 2000.

7.  SUPPLEMENTAL GUARANTOR INFORMATION

Veltri Metal Products Co. and Veltri Holdings, Inc. (collectively, the "Veltri Group") are wholly-owned subsidiaries of the Company and constitute all of the direct and indirect subsidiaries of the Company. The Veltri Group has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Company's senior subordinated notes.

There are no restrictions on the ability of the Veltri Group to transfer funds to the Company in the form of cash dividends, loans or advances, except as follows: (i) pursuant to the senior credit agreement the Veltri Group agreed not to (a) declare or make any dividend or other distribution with respect to any shares of capital stock; or (b) make loans, advances or extensions of credit to any person (except for credit sales in the ordinary course of business and loans to affiliates in an aggregate amount not to exceed $15,000,000 at any time outstanding); and (ii) pursuant to the indenture agreement for the Company's senior subordinated notes, the Veltri Group is prohibited from making loans or advances to the Company if a default or event of default shall have occurred under the indenture.

Management does not believe that separate financial statements for the Veltri Group are material to investors. Therefore, separate financial statements and other disclosures concerning the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:

                                      JUNE 30, 2001        DECEMBER 31, 2000
                                      ---------------      -----------------
                                      UNAUDITED
Current assets                        $28,065,000                  $30,651,000
Non-current assets                     58,048,000                   55,527,000
Current liabilities                    31,862,000                   36,890,000
Non-current liabilities                34,976,000                   33,330,000

                                               SIX MONTHS ENDED:
                                      JUNE 30, 2001          JULY 1, 2000
                                      -------------         --------------
                                      UNAUDITED                 UNAUDITED
Net sales                             $65,310,000                 $64,723,000
Gross profit                           11,147,000                  13,411,000
Net income                              1,006,000                   2,269,000

8. RESTRUCTURING CHARGE

During the quarter ended December 31, 2000, the Company initiated a plan to integrate what was formerly known as the PSI division into other existing Company operations. This plan includes the closure of four existing PSI facilities in 2000 and 2001 and the movement of existing sales volume and corresponding equipment into existing operations in New Baltimore, Michigan, Royal Oak, Michigan and Windsor, Ontario, Canada. Upon the completion of the restructuring, approximately 170 employees will be eliminated with estimated savings totaling $9.6 million per year. In addition, four facilities with related infrastructure costs will be eliminated with estimated savings of $2.8 million per year. As of June 30, 2001, the integration had been completed and savings should begin to be realized by the Company during the third and fourth quarters.

As a result of this restructuring plan, the Company recorded a $10.2 million restructuring charge in 2000. This reserve includes severance benefits for terminated employees, the write-off of certain leasehold improvements, future lease obligations for buildings that have been or will be vacated and other facility closure costs. During the six months ended June 30, 2001, the Company incurred $2.1 million of severance and facility shutdown costs which were charged against this reserve, leaving a balance of $8.1 million as of June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED JULY 1, 2000

Net Sales

Net sales for the three month period ended June 30, 2001 ("second quarter 2001") were $73.4 million compared to $82.6 million for the three month period ended July 1, 2000 ("second quarter 2000"). This represents a decrease of
$9.2 million or 11.2% as compared to the prior year. The decrease was primarily due to lower Chrysler LH/LHS/300M volumes and DaimlerChrysler's phasing-out of various parts supplied by the Company.

For the six-month period ended June 30, 2001 (the "year-to-date period"), net sales were $136.6 million compared to $168.3 million for the same period in the prior year. This represents a decrease of $31.7 million or 18.9% compared to the same period in 2000. This decrease was primarily due to lower DaimlerChrysler LH/LHS/300M volumes, a decrease in production by the OEM's to decrease the inventory held by their dealers, resulting in lower sales to the OEM's, and DaimlerChrysler's phasing-out of various parts supplied by the Company.

Management does not believe the Company will lose any of its current contracts or forecasted business as a result of the Company's bankruptcy proceedings described in Part II, Item 1 of this report. However, management does believe, based on current and forecasted economic conditions and the anticipated reluctance of major customers to award new business to the Company in view of the Company's bankruptcy proceedings, that net sales for the current year will be significantly less than net sales in 2000.

Gross Profit

Gross profit for the second quarter 2001 was $7.9 million or 10.8% of net sales compared to $9.6 million or 11.6% of net sales for the second quarter 2000. This represents a decrease of $1.7 million or 17.5%. For the year-to-date period, gross profit was $12.8 million or 9.4% of net sales compared to $20.5 million or 12.2% of net sales for the same period last year. This represents a decrease of $7.7 million or 37.6%. The decrease was primarily due to lower Chrysler sales, costs associated with integration of the Company's PSI division into the Company's other operations (described in the first paragraph of footnote 8 to the financial statements contained in this report and incorporated herein by reference), and overhead costs incurred in preparation for the 2002 Jeep Liberty program launch.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses for the second quarter 2001 were $4.7 million or 6.4% of net sales compared to $6.1 million or 7.4% of net sales for the second quarter 2000, a decrease of $1.4 million or 22.9%. For the year-to-date period, SG&A expenses were $10.0 million or 7.3% of net sales compared to $12.6 million or 7.7% of net sales for the same period in the prior year. This represents a decrease of $2.6 million or 20.6%. The decrease was primarily due to corporate cost reductions and integration of the PSI division.

Advanced Program Expenses

Advanced program expenses are the investment costs incurred by the Company in engineering and program management for future programs. Advanced program expenses for the second quarter 2001 were $0.5 million, or 0.7% of net sales, compared to $0.7 million or 0.8% of net sales for the second quarter 2000, a decrease of $0.2 million or 26.6%. For the year-to-date period, advanced program expenses were $1.2 million or 0.9% of net sales compared to $1.4 million or 0.9% of net sales for the same period in the prior year, a decrease of $0.2 million or 14.3%. The decrease was primarily due to corporate cost reductions.

Reorganization Costs

Reorganization costs are professional fees incurred in connection with the Company's bankruptcy proceedings. Reorganization costs for the second quarter 2001 were $1.2 million, or 1.6% of net sales. For the year-to-date period, reorganization costs were $1.8 million, or 1.3% of net sales. No reorganization costs were incurred by the Company prior to this year.

Amortization Expense

Amortization expense for the second quarter 2001 was $0.7 million or 0.9% of net sales compared to $0.4 million or 0.5% of net sales for the second quarter 2000, an increase of $0.3 million or 64.9%. For the year-to-date period, amortization expense was $1.1 million or 0.8% of net sales compared to $0.8 million or 0.5% of net sales for the same period in the prior year, an increase of $0.3 million or 30.2%. The increase was primarily due to amortization of costs associated with the design and development of products for the Jeep Liberty program.

Interest Expense

At the end of May 2001, it became apparent that the Company would file for bankruptcy and the Company stopped accruing interest on the subordinated notes. Interest expense, including interest payments and accrued interest, for the second quarter 2001 was $4.6 million or 6.2% of net sales, as compared to $4.9 million or 5.9% of net sales for the second quarter 2000, a decrease of $0.3 million or 6.1%. The decrease was primarily due to the discontinued interest accrual on the subordinated notes, offset by bank fees related to the DIP Financing Agreement. The accrued interest in the second quarter 2001 was $1.7 million, compared to $2.9 million for the second quarter 2000. Interest payments and bank fees under the Company's senior credit facility during the second quarter 2001 were approximately $2.9 million.

For the year-to-date period, interest expense was $9.2 million or 6.8% of net sales compared to $9.5 million or 5.8% of net sales for the same period in the prior year, a decrease of $0.3 million or 2.4%. The decrease was primarily due to the discontinued interest accrual on the subordinated notes, offset by bank fees related to the DIP Financing Agreement. Year-to-date accrued interest was $4.6 million compared to $5.8 million in 2000, while interest payments and bank fees under the Company's senior credit facility were approximately $4.6 million.

Foreign Currency

Foreign currency gains and losses all relate to the Company's Canadian operation and fluctuations in the exchange rate between the U.S. and Canadian dollar. The foreign currency loss for the second quarter 2001 was $0.1 million, compared to a foreign currency gain of $0.2 million in the second quarter of 2000. For the year-to-date period, foreign currency was a gain of $0.3 million as compared to a gain of $0.2 million for the same period in the prior year.

Income Taxes

The Company's shareholders have elected under the provisions of the Internal Revenue Code to be treated as an S-Corporation with respect to the Company's U.S. operations. As a result, income taxes relate solely to the Company's Canadian operations. There was $0.7 million in the provision for Canadian income taxes for the second quarter 2001 compared to $0.5 million for the second quarter 2000. For the year-to-date period, income taxes were $0.7 million as compared to $1.5 million for the same period in the prior year. The decrease in taxes was due to the decline in sales and related profitability in Canada.

Upon confirmation of the Company's plan of reorganization under the bankruptcy proceedings, the Company will convert from an S-Corporation to a C-Corporation. Management does not anticipate that the Company will incur any additional tax liability this year as a result of this conversion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for working capital, servicing the Company's indebtedness and capital expenditures.

The Company's liquidity is affected by both the cyclical nature of its business and levels of net sales to its major customers. The Company's ability to meet its working capital and capital expenditure requirements and debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. The Lockup Agreement entered into by the Company and certain of the Company's noteholders as of May 30, 2001 (described in this report under the heading "Senior Subordinated Notes") facilitates an exchange of outstanding notes for stock, which will result in a significant reduction in the outstanding indebtedness and interest obligations of the Company and will improve the Company's liquidity.

Net cash flow provided by operating activities totaled $3.8 million for the year-to-date period, as compared to $13.7 million of cash used during the same period last year. The change compared to the prior year was due to favorable customer receipts, offset by an increased net loss and reduction in accounts payable.

Net cash used in investing activities primarily relates to capital expenditures. For the year-to-date period, capital expenditures totaled $5.7 million, compared to $0.8 million for the same period last year. Capital expenditures were made primarily for new machinery and equipment for the DaimlerChrysler 2003 CS hybrid vehicle and the integration of the PSI division. Year-to-date capital expenditures as compared to the same period last year, excluding sale-leaseback transactions of $10.4 million, decreased $5.5 million due to the completion of the Company's preparation for the 2002 Jeep Liberty program.

Net cash provided by financing activities was $2.8 million for the year-to-date period, compared to $14.6 million for the same period last year. Financing activities primarily related to incremental borrowings on the Company's senior credit facility to finance the Company's net loss and capital investments. The Company believes that for the twelve months ending December 31, 2001, approximately $19 million will be provided by financing activities.

EBITDA

EBITDA for the second quarter 2001 was $4.0 million as compared to $5.2 million for the second quarter 2000. This represents a decrease of $1.2 million or 23% as compared to the prior year period. Year-to-date EBITDA was $4.8 million, compared to $11.1 million for the same period last year. The decrease was primarily due to the decrease in the Company's gross profit, offset by the favorable SG&A expense. EBITDA is defined as income from operations plus depreciation, amortization and foreign currency, and may not be comparable to similarly-titled measures of other companies. EBITDA is presented because it is a widely accepted non-GAAP financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

SENIOR CREDIT FACILITY

On May 10, 2001, the Company received a partial waiver under its senior credit facility which provided the Company with continued access to its senior credit facility under existing advance rates through May 25, 2001. This allowed for continued negotiations between the Company and its noteholders.

On June 29, 2001, the Company entered into the DIP Financing Agreement described in Note 3 to the consolidated financial statements disclosed in this report and incorporated herein by reference. On July 11, 2001, the DIP Financing Agreement was approved by the judge in the Chapter 11 Proceeding (as described in Part II, Item 1 and incorporated herein by reference).

SENIOR SUBORDINATED NOTES

Due to liquidity concerns resulting from the performance of the Company's PSI division, a decline in sales with a major customer and capital investment for the Jeep Liberty program launch, the Company elected not to make the November 1, 2000, interest payment, when due, on the $120 million principal amount of its 9.625% Senior Subordinated Notes due May 1, 2008. On November 30, 2000, the Company's bank group formally exercised its right to block the interest payment for a period of six months. The notes were declared in default on December 1, 2000 following the expiration of a 30-day grace period.

On June 7, 2001, the Company and its subsidiaries, VS Holdings, Inc. ("VS Holdings") and Veltri Metal Products Company ("Veltri"), together with the holders (the "Consenting Holders") of approximately 71.6% (excluding certain "insider holders") of the Company's 9.625% Senior Subordinated Notes Due 2008 (the "Notes"), signed a Lockup Agreement dated as of May 30, 2001 (the "Lockup Agreement"). Subject to satisfaction of the terms and conditions of the Lockup Agreement, in the Lockup Agreement the Consenting Holders agreed to support the plans of reorganization filed by the Company and VS Holdings in the Chapter 11 Proceeding and by Veltri in the Canadian Proceeding (both the Chapter 11 Proceeding and the Canadian Proceeding are described in Part II, Item 1 of this report and incorporated herein by reference). The Lockup Agreement facilitates an exchange of outstanding Notes for stock in a reorganized VS Holdings, significantly reducing the outstanding indebtedness and interest obligations of the Company.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "anticipate", "believe", "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, that may cause actual results to differ materially from expected or projected results. As regards the Company, these risks and uncertainties include, among others: (i) general economic conditions in the markets in which the Company operates; (ii) the degree to which the Company is leveraged; (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) the Company's reliance on major customers and selected models;
(vi) foreign currency and exchange fluctuations; (vii) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; and (viii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update its forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, including changes in foreign currency exchange rates, interest rates and commodity prices. The Company believes there was no significant change in its market risk factors since December 31, 2000.

                           PART II. OTHER INFORMATION
                          TALON AUTOMOTIVE GROUP, INC.


Item 1. Legal Proceedings:

On June 29, 2001, the Company and VS Holdings filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Michigan, Southern Division, as anticipated by the Lockup Agreement described in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Senior Subordinated Notes". The Company's case is No. 01-52629-R while VS Holding's case is No. 01-52631-R. These cases (collectively, the "Chapter 11 Proceeding") are being jointly administered but have not been substantively consolidated. Each of the Company and VS Holdings is a debtor in possession of its property and continues to operate and manage its business.

Also on June 29, 2001, and as anticipated by the Lockup Agreement, Veltri filed a voluntary petition for relief under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice (the "Canadian Proceeding").

On July 11, 2001, the judge in the Chapter 11 Proceeding approved the DIP Financing Agreement described in Note 3 to the consolidated financial statements disclosed in this report and incorporated herein by reference. At that time the judge also ordered:

         - that the "initial meeting of creditors" pursuant to Section 341 of the Bankruptcy Code would occur at 10:00 a.m., Eastern time, on August 3, 2001;

         - that the final time and date by which pre-petition creditors must file their proofs of claim in the Chapter 11 Proceeding, otherwise knows as the "bar date," would be 4:00 p.m., Eastern time, on August 20, 2001; and

         - that, in addition to giving notice to known creditors by mail, the Company would give notice of certain key dates and events in the Chapter 11 Proceeding to the beneficial holders of the approximately $25,310,670 aggregate principal amount of Notes whose identities are presently unknown by the Company by publishing notice in the Detroit News, the Detroit Free Press, Crain's Detroit Business and The Wall Street Journal (national edition).

On July 20, 2001, the judge in the Chapter 11 Proceeding entered an order establishing various deadlines and hearing dates in the Chapter 11 Proceeding.

All documents filed with the court with respect to the Chapter 11 Proceeding are available for inspection at the office of the Clerk of the Bankruptcy Court, Clerk of Court, Intake Section, United States Bankruptcy Court, 211 W. Fort Street, 21st Floor, Detroit, Michigan 48226.

On July 27, 2001, the judge in the Canadian Proceeding approved the DIP Financing Agreement. At that time, the judge also ordered:

         - that Veltri file a plan of compromise or arrangement and the management information circular by August 3, 2001;

         - that the final date by which creditors must file a claim in the Canadian Proceeding shall be August 24, 2001;

         - that in addition to giving creditors various notices by mail, Veltri shall publish notices in The Globe and Mail (National Edition), La Presse, and The Wall Street Journal (National Edition); and

         - that the meeting of creditors to vote on the plan of compromise shall be held September 26, 2001.


Item 2. Change in Securities:                                          None


Item 3. Defaults Upon Senior Securities:

The Company has defaulted on its Senior Subordinated Notes due May 1, 2008. See
Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Senior Subordinated Notes" incorporated herein by reference.


Item 4. Submission of Matters to a Vote of Security Holders:           None


Item 5. Other Information:                                             None

Item 6. Exhibits and Reports on Form 8-K:

(a)      See Index to Exhibits provided elsewhere in this report.


(b) A current report on Form 8-K was filed on June 14, 2001, announcing, pursuant to Item 5 of Part II of Form 8-K, the signing of the Lockup Agreement dated as of May 30, 2001, among the Company, its subsidiaries and certain holders of the 9.625% Senior Subordinated Notes Due 2008.

         A current report on Form 8-K containing a press release was filed on July 13, 2001, announcing, pursuant to Item 3 of Part II of Form 8-K, the filing by the Company and its subsidiary VS Holdings, Inc. of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on June 29, 2001, and the filing by Veltri Metal Products Company, a subsidiary of the Company, of a voluntary petition for relief under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice, also on June 29, 2001.

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


                           TALON AUTOMOTIVE GROUP, INC.


                           By:   /s/ David J. Woodward
                                 ----------------------------
                                 David J. Woodward
                                 Vice President of Finance, Chief Financial
                                 Officer and Treasurer

                                 Date:  August 17, 2001

                                   EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------

3.1 Articles of Incorporation of Talon Automotive Group, Inc., as amended, including Certificate of Merger dated as of November 27, 1997, Certificate of Assumed Name dated as of April 9, 1998, Certificate of Merger/Consolidation dated as of April 28, 1998, and Certificates of Share Exchange dated as of April 28, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.2 Articles of Incorporation of VS Holdings, Inc., as amended, including Certificate of Merger/Consolidation dated as of April 28, 1998, Certificate of Share Exchange dated as of April 28, 1998, and Articles of Share Exchange dated as of April 28, 1998 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.3 Articles of Incorporation of Veltri Holdings USA, Inc., including Certificate of Share Exchange dated as of April 28, 1998 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.4 Certificate of Status and Order of Amalgamation of Veltri Metal Products Co. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.5 By-laws of Talon Automotive Group, Inc. (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.6               By-laws of VS Holdings, Inc. (incorporated by reference to
                  Exhibit 3.6 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.7 By-laws of Veltri Holdings USA, Inc. (incorporated by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.8               Articles of Association of Veltri Metal Products Co.
                  (incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.9 Agreement and Plan of Merger dated as of April 28, 1998 by and between VS Holdings, Inc. and VS Holdings No. 2, Inc. (incorporated by reference to Exhibit 3.9 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.10 Agreement and Plan of Merger dated as of April 28, 1998 by and between Production Stamping, Inc., Hawthorne Metal Products Company, and J&R Manufacturing Inc. (incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.11 Agreement and Plan of Merger dated as of April 28, 1998 by and between the Company and TAG L.L.C. (incorporated by reference to Exhibit 3.11 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.12 Agreement and Plan of Share Exchange dated as of April 28, 1998 by and between the Company and VS Holdings, Inc. (incorporated by reference to Exhibit 3.12 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

3.13 Agreement and Plan of Share Exchange dated as of April 28, 1998 by and between the Company and Veltri Holdings USA, Inc. (incorporated by reference to Exhibit 3.13 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

4 Indenture dated as of April 28, 1998 by and among the Company, as Issuer, VS Holdings, Inc., Veltri Holdings USA, Inc. and Veltri Metal Products Co., as Guarantors, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

4.1 Form of 9 5/8% Senior Subordinated Note Due 2008, Series B (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

4.2 Form of Guarantee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))


10.1 Second Amended and Restated Credit Agreement dated as of June 29, 2001, by and between the Company, as Borrower, and Comerica Bank, as Agent for the Lenders, amending Credit Agreement dated April 28, 1998.