Form 10-Q
period 2001-09-29
TALON AUTOMOTIVE GROUP INC
filed 2001-11-19
CIK 1061800

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 2001, OR

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

                       APPLICABLE ONLY TO CORPORATE USERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   Shares Outstanding
                    Class                        at November 13, 2001
         -------------------------------         -----------------------
         Class A Voting Common Stock                      4,074
         Class B Non-Voting Common Stock                158,853

                          TALON AUTOMOTIVE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS:

                   Consolidated Statements of Operations (unaudited) for the Three and Nine Month Periods Ended September 29, 2001 and September 30, 2000

                   Consolidated Balance Sheets at September 29, 2001 (unaudited) and December 31, 2000

                   Consolidated Statements of Cash Flows (unaudited) for the Three and Nine Month Periods Ended September 29, 2001 and September 30, 2000

                   Notes to Consolidated Financial Statements (unaudited)


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II    OTHER INFORMATION

                          TALON AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS - UNAUDITED)





                                                                THREE MONTHS ENDED:                  NINE MONTHS ENDED:
                                                         --------------------------------     -------------------------------
                                                          SEPTEMBER 29,   SEPTEMBER 30,       SEPTEMBER 29,     SEPTEMBER 30,
                                                              2001             2000                2001            2000
                                                              ----             ----                ----            ----
                                                         (Debtor-in-                          (Debtor-in-
                                                          possession)                          possession)


   Net sales                                               $  59,272         $  56,746         $ 195,859         $ 225,060

   Cost of sales                                              51,756            55,176           175,513           203,001
                                                           ---------         ---------         ---------         ---------

     Gross profit                                              7,516             1,570            20,346            22,059

   Operating expenses:
     SG&A                                                      4,189             5,846            14,223            18,477
     Advanced program expenses                                   593               768             1,754             2,198
     Re-organization costs                                     1,909                 0             3,694                 0
    Amortization                                                 662               406             1,721             1,219
                                                           ---------         ---------         ---------         ---------

   Income (Loss) from operations                                 163            (5,450)           (1,046)              165

   Other (income) expenses:
     Interest                                                  1,973             4,950            11,219            14,427
     Foreign currency                                            137               (94)             (139)             (294)
                                                           ---------         ---------         ---------         ---------
   Loss before income taxes                                   (1,947)          (10,306)          (12,126)          (13,968)

   Provision for income taxes                                    636              (270)            1,359             1,193
                                                           ---------         ---------         ---------         ---------

   Net loss                                                $  (2,583)        $ (10,036)        $ (13,485)        $ (15,161)
                                                           =========         =========         =========         =========



See accompanying notes to consolidated financial statements.

                          TALON AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS - UNAUDITED)




                             ASSETS                              SEPTEMBER 29, 2001   DECEMBER 31, 2000
                             ------                              ------------------   -----------------
                                                                    (Debtor-in-
                                                                     possession)


Current assets:
  Cash                                                                 $     8,051     $     1,564
  Accounts receivable                                                       26,420          40,164
  Inventory                                                                 16,487          17,930
  Reimbursable tooling                                                      11,950           9,932
  Prepaid expenses                                                           4,306           2,267
                                                                        ----------     -----------

     Total current assets                                                   67,214          71,857

Property, plant and equipment, net                                          84,674          88,090

Goodwill and other assets, net                                              61,366          64,819
                                                                        ----------     -----------

                                                                        $  213,254     $   224,766
                                                                        ==========     ===========



                  LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------


Current liabilities:
   Senior credit facility                                                $  64,338     $    63,831
   Senior subordinated notes                                               120,000         120,000
   Accounts payable - Pre-petition                                          15,487               0
   Accounts payable                                                         30,130          39,283
   Accrued liabilities                                                      35,964          39,501
   Deferred tooling revenue                                                  8,109           6,378
   Current portion of debt and capital leases                                  311           1,303
                                                                        ----------     -----------

      Total current liabilities                                            274,339         270,296


Capital leases                                                               1,004           1,149
Deferred income taxes                                                        2,994           3,155
                                                                        ----------     -----------

      Total non-current liabilities                                          3,998           4,304

Shareholders' equity:
   Common stock                                                              1,250           1,250
   Paid in capital                                                           1,413           1,413
   Retained earnings (deficit)                                             (64,542)        (51,057)
   Accumulated other comprehensive income (loss)                            (3,204)         (1,440)
                                                                        ----------     -----------

      Total shareholders' equity                                           (65,083)        (49,834)
                                                                        ----------     -----------

                                                                        $  213,254     $   224,766
                                                                        ==========     ===========


See accompanying notes to consolidated financial statements.

                          TALON AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS - UNAUDITED)





                                                      THREE MONTHS ENDED:                NINE MONTHS ENDED:
                                                         SEPTEMBER 29,    SEPTEMBER 30,  SEPTEMBER 29,    SEPTEMBER 30,
                                                             2001             2000            2001           2000
                                                             ----             ----            ----           ----
                                                      (Debtor-in-                       (Debtor-in-
                                                       possession)                       possession)

   Net loss                                               $ (2,583)        $(10,036)        $(13,485)        $(15,161)
   Depreciation and amortization                             3,226            2,652            9,271            7,956
   Other non-cash expenses                                     136              172              496              521

   Change in operating assets and liabilities:
     Accounts receivable                                    (1,333)          10,175           13,452            5,477
     Inventories                                            (1,001)           1,206            1,440            1,749
     Reimbursable tooling, net                              (4,525)           3,899             (345)          (4,236)
     Prepaids                                                 (754)             401           (2,032)             733
     Accounts payable                                       16,384           (6,603)           6,555           (8,542)
     Accrued liabilities                                       (20)           1,200           (3,398)           1,728
     Other operating items                                     200           (1,296)           1,602           (2,179)
                                                          --------         --------         --------         --------
   Cash provided by (used in) operating activities           9,730            1,770           13,556          (11,954)


   Investing Activities:
      Additions to property and equipment                     (263)          (3,710)          (4,688)          (4,545)

   Financing Activities:
      Proceeds (Payments) on long-term borrowings           (2,990)           2,030              507           17,508
      Payments on long-term debt                              (381)            (376)          (1,124)          (1,240)
                                                          --------         --------         --------         --------
   Cash provided by (used in) financing activities          (3,371)           1,654             (617)          16,268


   Effects of exchange rates                                (1,098)            (162)          (1,764)             (53)
                                                          --------         --------         --------         --------

   Net change in cash                                        4,998             (448)           6,487             (284)

   Beginning cash                                            3,053              872            1,564              708
                                                          --------         --------         --------         --------
   Ending cash                                            $  8,051         $    424         $  8,051         $    424
                                                          ========         ========         ========         ========


                                                                         Page 5
See accompanying notes to consolidated financial statements.

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

For the nine month period ending September 29, 2001, the consolidated financial statements and the notes thereto included in the Company's Form 10-Q have not been reviewed by its independent accountants because the independent accountants had not obtained bankruptcy court approval for their retention during the bankruptcy proceedings as of the date of the filing. It is anticipated that the review of the financial statements will be completed by the Company's independent accountants when their retention is approved by the court.

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

3.  DEBT

As of June 29, 2001, pursuant to the Second Amended and Restated Credit Agreement, the Company entered into a $100 million debtor-in-possession financing agreement (the "DIP Financing Agreement") with a syndicate of banks, the purpose of which is to provide super-priority secured credit to the Company so that it might continue to operate its business during the course of the Chapter 11 reorganization proceeding. Borrowings under the DIP Financing Agreement are limited to the availability under a borrowing base which includes eligible receivables, inventory, tooling, and fixed assets, and are adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon the prime rate plus an applicable margin as defined in the DIP Financing Agreement. The Company had borrowings outstanding under the DIP Financing Agreement of $64.3 million on September 29, 2001, with availability including cash on hand on that date of approximately $18.5 million. The DIP Financing Agreement requires the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants on September 29, 2001.

4.  COMMITMENTS AND CONTINGENCIES

As of September 29, 2001, there were no significant changes to the status of commitments and contingencies presented in the footnotes to the financial statements for the fiscal year ended December 31, 2000.

5.  INVENTORIES

Inventory consisted of the following:


                                        SEPTEMBER 29, 2001           DECEMBER 31, 2000
                                        ------------------           -----------------
                                              UNAUDITED

Raw material                                  $ 5,476                     $ 6,562
Work in process                                 6,185                       6,008
Finished goods                                  4,826                       5,360
                                            -----------                  -----------
Total Inventory                               $16,487                     $17,930


6.    COMPREHENSIVE LOSS

The Company's comprehensive loss includes the reported net loss and the change in accumulated foreign currency translation adjustment. For the three months and nine months ended September 29, 2001, the comprehensive loss was $3.7 million and $15.2 million, respectively, as compared to $10.2 million and $15.2 million for the three months and nine months ended September 30, 2000.

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

Management does not believe that separate financial statements for the Veltri Group are material to investors. Therefore, separate financial statements and other disclosures concerning the Veltri Group have been omitted, and in lieu thereof, summarized financial information relating to the Veltri Group is shown as follows:


                                   SEPTEMBER 29, 2001           DECEMBER 31, 2000
                                   ------------------           -----------------
                                      UNAUDITED

Current assets                        $35,869                      $30,651
Non-current assets                     56,294                       55,527
Current liabilities                    38,081                       36,890
Non-current liabilities                33,912                       33,330



                                              NINE MONTHS ENDED:
                                   SEPTEMBER 29, 2001           SEPTEMBER 30, 2000
                                   ------------------           ------------------
                                      UNAUDITED                     UNAUDITED

Net sales                                $96,869                     $86,834
Gross profit                              17,963                      16,385
Net income                                 1,916                       1,754

                                                                          Page 7

8.  RESTRUCTURING CHARGE

During the quarter ended December 31, 2000, the Company initiated a plan to integrate what was formerly known as the PSI division into other existing Company operations. This plan included the closure of four existing PSI facilities in 2000 and 2001 and the movement of existing sales volume and corresponding equipment into existing operations in New Baltimore, Michigan, Royal Oak, Michigan and Windsor, Ontario, Canada. As of June 30, 2001 the integration had been completed and approximately 170 employees were eliminated with estimated savings totaling $9.6 million per year. In addition, four facilities with related infrastructure costs were eliminated with estimated savings of $2.8 million per year. Cost savings from the integration began to be realized by the Company during the third quarter.

As a result of this restructuring plan, the Company recorded a $10.2 million restructuring charge in 2000. This reserve includes severance benefits for terminated employees, the write-off of certain leasehold improvements, future lease obligations for buildings that have been or will be vacated and other facility closure costs. During the nine months ended September 29, 2001, the Company incurred $2.5 million of severance and facility shutdown costs which were charged against this reserve, leaving a balance of $7.7 million as of September 29, 2001.


9.  SUBSEQUENT EVENT

On November 2, 2001, the plan of reorganization (the "Canadian Plan") filed by Veltri Metal Products Co. ("Veltri"), the Company's Canadian subsidiary, was confirmed by the judge in the Ontario Superior Court of Justice. Upon the Canadian Plan's effective date, Veltri will no longer be a guarantor of the Company's 9.625% $120 million Senior Subordinated Notes due May 1, 2008 (the "Notes").

On November 14, 2001, plans of reorganization (collectively, the "Chapter 11 Plan") filed by the Company and its subsidiary, VS Holdings, Inc. ("VS Holdings") were confirmed by the judge in the United States Bankruptcy Court, Eastern District of Michigan, Southern Division. Upon the Chapter 11 Plan's effective date, the Notes will be exchanged for 97% of the outstanding common stock in a reorganized VS Holdings. The exchange will eliminate $120 million of debt of VS Holdings and approximately $11.5 million of interest expense per year. The Company anticipates its Chapter 11 and Canadian proceedings to be completed and effective by December 31, 2001.

The Canadian Plan and the Chapter 11 Plan will become effective at the same time, following the expiration of certain statutory periods and the repayment of the Company's DIP facility. Following the effective date, the Company intends to utilize "fresh starting" accounting as prescribed in Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 29, 2001, AS COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000

Net Sales

Net sales for the three month period ended September 29, 2001 ("third quarter 2001") were $59.2 million compared to $56.7 million for the three month period ended September 30, 2000 ("third quarter 2000"). This represents an increase of $2.5 million or 4.5% as compared to the prior year. The increase was primarily due to new product launches.

For the nine month period ended September 29, 2001 (the "year-to-date period"), net sales were $195.9 million compared to $225.1 million for the same period in the prior year. This represents a decrease of $29.2 million or 13.0% compared to the same period in 2000.

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

Gross Profit

Gross profit for the third quarter 2001 was $7.5 million or 12.7% of net sales compared to $1.6 million or 2.8% of net sales for the third quarter 2000. This represents an increase of $5.9 million or 378.7%. The increase was primarily due to new product launches and cost savings associated with integration of the Company's PSI division into the Company's other operations (described in the first paragraph of footnote 8 to the 2001 third quarter financial statements contained in this report and incorporated herein by reference). For the year-to-date period, gross profit was $20.3 million or 10.4% of net sales compared to $22.1 million or 9.8% of net sales for the same period last year. This represents a decrease of $1.7 million or 7.7%. The decrease was primarily due to lower sales to DaimlerChrysler, costs associated with integration of the Company's PSI division into the Company's other operations (described in the first paragraph of footnote 8 to the 2001 third quarter consolidated financial statements contained in this report and incorporated herein by reference), and overhead costs incurred in preparation for the 2002 Jeep Liberty program launch.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses for the third quarter 2001 were $4.2 million or 7.1% of net sales compared to $5.8 million or 10.3% of net sales for the third quarter 2000, a decrease of $1.6 million or 28.3%. For the year-to-date period, SG&A expenses were $14.2 million or 7.3% of net sales compared to $18.5 million or 8.2% of net sales for the same period in the prior year. This represents a decrease of $4.3 million or 23.0%. The decrease was primarily due to corporate cost reductions and integration of the PSI division (described in the first paragraph of footnote 8 to the 2001 third quarter consolidated financial statements contained in this report and incorporated herein by reference).

Advanced Program Expenses

Advanced program expenses are the investment costs incurred by the Company in engineering and program management for future programs. Advanced program expenses for the third quarter 2001 were $0.6 million, or 1.0% of net sales, compared to $0.8 million or 1.4% of net sales for the third quarter 2000, a decrease of $0.2 million or 22.8%. For the year-to-date period, advanced program expenses were $1.8 million or 0.9% of net sales compared to $2.2 million or 1.0% of net sales for the same period in the prior year, a decrease of $0.4 million or 20.2%. The decrease was primarily due to corporate cost reductions.

Reorganization Costs

Reorganization costs are professional fees incurred in connection with the Company's bankruptcy proceedings. Reorganization costs for the third quarter 2001 were $1.9 million, or 3.2% of net sales. For the year-to-date period, reorganization costs were $3.7 million, or 1.9% of net sales. No reorganization costs were incurred by the Company prior to fiscal year 2001.

Amortization Expense

Amortization expense for the third quarter 2001 was $0.6 million or 1.1% of net sales compared to $0.4 million or 0.7% of net sales for the third quarter 2000, an increase of $0.2 million or 63.1%. For the year-to-date period, amortization expense was $1.7 million or 0.9% of net sales compared to $1.2 million or 0.5% of net sales for the same period in the prior year, an increase of $0.5 million or 41.2%. The increase was primarily due to amortization of costs associated with the design and development of products for the Jeep Liberty program.

Interest Expense

At the end of May 2001, it became apparent that the Company would file for bankruptcy and the Company stopped accruing interest on the subordinated notes. Interest expense, including interest payments and accrued interest, for the third quarter 2001 was $2.0 million or 3.3% of net sales, as compared to $4.9 million or 8.7% of net sales for the third quarter 2000, a decrease of $2.9 million or 60.1%. The decrease was primarily due to the discontinued interest accrual on the subordinated notes, offset by bank fees related to the DIP Financing Agreement. There was no accrued interest on the subordinated notes in the third quarter 2001 compared to $2.9 million for the third quarter 2000. Interest payments and bank fees under the Company's senior credit facility during the third quarter 2001 were approximately $2.0 million.

For the year-to-date period, interest expense was $11.2 million or 5.7% of net sales compared to $14.4 million or 6.4% of net sales for the same period in the prior year, a decrease of $3.2 million or 22.2%. The decrease was primarily due to the discontinued interest accrual on the subordinated notes, offset by bank fees related to the DIP Financing Agreement. Year-to-date accrued interest on the subordinated notes was $4.6 million compared to $8.7 million in 2000, while interest payments and bank fees under the Company's senior credit facility were approximately $6.6 million.

Foreign Currency

Foreign currency gains and losses all relate to the Company's Canadian operation and fluctuations in the exchange rate between the U.S. and Canadian dollar. The foreign currency loss for the third quarter 2001 was $0.1 million, compared to a foreign currency gain of $0.1 million in the third quarter of 2000. For the year-to-date period, foreign currency was a gain of $0.1 million as compared to a gain of $0.3 million for the same period in the prior year.

Income Taxes

The Company's shareholders have elected under the provisions of the Internal Revenue Code to be treated as an S-Corporation with respect to the Company's U.S. operations. As a result, income taxes relate solely to the Company's Canadian operations. There was $0.6 million in the provision for Canadian income taxes for the third quarter 2001 compared to ($0.3) million for the third quarter 2000. For the year-to-date period, income taxes were $1.4 million as compared to $1.2 million for the same period in the prior year. The increase in taxes was due to the increase in sales and related profitability in Canada.

Upon confirmation of the Company's plan of reorganization under the bankruptcy proceedings, the reorganized VS Holdings will convert from an S-Corporation to a C-Corporation. Management does not anticipate that the Company will incur any material additional tax liability this year as a result of this conversion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for working capital, servicing the Company's indebtedness and capital expenditures.

The Company's liquidity is affected by both the cyclical nature of its business and levels of net sales to its major customers. The Company's ability to meet its working capital and capital expenditure requirements and debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. The Lockup Agreement entered into by the Company and certain of the Company's noteholders as of May 30, 2001 (described in this report under the heading "Senior Subordinated Notes") facilitates an exchange of outstanding notes for stock, which will result in a significant reduction in the outstanding indebtedness and interest obligations of the Company and will improve the Company's liquidity (described in footnote 9 to the 2001 third quarter financial statements contained in this report and incorporated herein by reference).

Net cash flow provided by operating activities totaled $13.6 million for the year-to-date period, as compared to $12.0 million of cash used during the same period last year. The change compared to the prior year was due to favorable customer receipts, reduced net loss and an increase in accounts payable.

Net cash used in investing activities primarily relates to capital expenditures. For the year-to-date period, capital expenditures totaled $4.7 million, compared to $4.5 million for the same period last year. Capital expenditures were made primarily for new machinery and equipment for the DaimlerChrysler 2003 CS hybrid vehicle and the integration of the PSI division. Year-to-date capital expenditures, as compared to the same period last year and excluding sale-leaseback transactions of $10.4 million, decreased $10.3 million due to the completion of the Company's preparation for the 2002 Jeep Liberty program.

Net cash provided by financing activities was ($0.6) million for the year-to-date period, compared to $16.3 million for the same period last year. For the 2000 year-to-date period, financing activities primarily related to incremental borrowings on the Company's senior credit facility to finance the Company's net loss, accounts payable and capital investments. The Company believes that financing requirements for the remainder of fiscal year 2001 will be provided by the Exit Facility (as described in Part I Item 2 and incorporated herein by reference).

EBITDA

EBITDA after Reorganization Costs for the third quarter 2001 was $3.4 million as compared to ($2.8) million for the third quarter 2000. This represents an increase of $6.2 million or 221.4% as compared to the prior year period. Year-to-date EBITDA after Reorganization Costs was $8.2 million, compared to $8.1 million for the same period last year. EBITDA is defined as income from operations plus depreciation and amortization and may not be comparable to similarly-titled measures of other companies. EBITDA is presented because it is a widely accepted non-GAAP financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

SENIOR CREDIT FACILITY

On June 29, 2001, the Company entered into the DIP Financing Agreement described in Note 3 to the 2001 third quarter consolidated financial statements disclosed in this report and incorporated herein by reference. On July 11, 2001, the DIP Financing Agreement was approved by the judge in the Chapter 11 Proceeding (as described in Part II, Item 1 and incorporated herein by reference).

In connection with the confirmation of the Chapter 11 Plan and the Canadian Plan (as described in Note 9 to the 2001 third quarter consolidated financial statements contained in this report and incorporated herein by reference), the Company and its subsidiaries have entered into a commitment letter from the Company's existing bank group for an $85 million credit facility which will be in place on or about December 5, 2001 (the "Exit Facility"). Proceeds from the Exit Facility will be used to pay off borrowings made by the Company under its DIP Financing Agreement and for general corporate purposes following the Company's emergence from bankruptcy. Borrowings under the Exit Facility will be limited to the availability under a borrowing base which includes eligible receivables, inventory and fixed assets, and will be adjusted daily based upon cash availability and availability under the borrowing base. The interest rates are based upon the prime rate plus an applicable margin between 1-1/2% to 3-1/2%. The Exit Facility will have a maturity of June 30, 2002. The Company plans to repay borrowings made under its DIP Financing Agreement when the Exit Facility is in place.

SENIOR SUBORDINATED NOTES

The Company elected not to make the November 1, 2000, interest payment, when due, on the $120 million principal amount of its 9.625% Senior Subordinated Notes due May 1, 2008 (the "Notes"). The Notes were declared in default on December 1, 2000 following the expiration of a 30-day grace period. On June 7, 2001, the Company and its subsidiaries, VS Holdings, Inc. ("VS Holdings") and Veltri Metal Products Co. ("Veltri"), together with the holders (the "Consenting Holders") of approximately 71.6% (excluding certain "insider holders") of the Company's Notes, signed a Lockup Agreement dated as of May 30, 2001 (the "Lockup Agreement").

The Consenting Holders supported the plans of reorganization filed by the Company and VS Holdings in the Chapter 11 Proceeding and by Veltri in the Canadian Proceeding (both the Chapter 11 Proceeding and the Canadian Proceeding are described in Part II, Item 1 of this report and incorporated herein by reference). Pursuant to the Chapter 11 Plan and the Canadian Plan, each of which has been confirmed as described in Part II, Item 1 of this report (incorporated herein by reference), Veltri will cease to be a guarantor of the Notes, and the Notes will be exchanged for 97% of the outstanding common stock in a reorganized VS Holdings.

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

                           PART II. OTHER INFORMATION
                          TALON AUTOMOTIVE GROUP, INC.



Item 1. Legal Proceedings:

On June 29, 2001 (the "Petition Date"), the Company and VS Holdings (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Michigan, Southern Division, as anticipated by the Lockup Agreement described in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Senior Subordinated Notes". These cases (collectively, the "Chapter 11 Proceeding") were jointly administered but not substantively consolidated. Following the Petition Date, each of the Company and VS Holdings was a debtor in possession of its property and continued to operate and manage its business.

Also on the Petition Date, and as anticipated by the Lockup Agreement, Veltri filed a voluntary petition for relief under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice (the "Canadian Proceeding"). Veltri's plan of reorganization was confirmed on November 2, 2001.

On November 14, 2001, the judge in the Chapter 11 Proceeding entered an order (the "Order") approving the Joint Combined Second Amended Plan of Reorganization and Second Amended Disclosure Statement, dated August 15, 2001, proposed by the Company and VS Holdings (the "Chapter 11 Plan"). The Chapter 11 Plan was supported by the noteholder committee whose members are parties to the Lockup Agreement (the "Noteholder Committee"). The following is a summary of the material features of the Chapter 11 Plan, as modified by the Order, and is qualified in its entirety by all of the provisions of the Chapter 11 Plan, including all exhibits and documents which are part of the Chapter 11 Plan. The Chapter 11 Plan and the Order are filed as Exhibits 2.1 and 2.2 to this report, respectively, and are incorporated herein by reference.

The Chapter 11 Plan provides for the classification of the claims of creditors against the Debtors into the following seven classes:

                   Class                    Type of Creditor
                   -----                    ----------------
                  Class 1               Other Priority Claims
                  Class 2               Secured Lenders Claim
                  Class 3               Other Secured Claims
                  Class 4               General Unsecured Claims
                  Class 5               Note Claims and other Impaired
                                        Unsecured Claims
                  Class 6               VS Holdings Interests
                  Class 7               The Company's Interests

- The creditors in Classes 1, 2, and 4 are to receive cash equal to the unpaid portion of their claims.
- The claims of the creditors in Class 3 are to be paid in full in the ordinary course of business, in accordance with the agreements existing on the Petition Date between them and the Debtors.
- The interests of the creditors in Class 5, the holders of the Notes, are to be converted into shares of common stock of the reorganized VS Holdings. Each Noteholder is to receive a pro rata share of 97% of the common stock of the reorganized VS Holdings, and the Notes and the Indenture dated as of April 28, 1998, pursuant to which the Notes were issued, will be canceled.
- The reorganized Company, the Class 6 creditor, is to receive the remaining 3% of the common shares issued by the reorganized VS Holdings. The common stock of VS Holdings issued and outstanding as of the Petition Date is to be canceled.
- The shareholders of the Company, the Class 7 creditors, are to be unaffected under the Chapter 11 Plan.
- Certain parties to nonresidential real property leases rejected by the Company will receive cash in satisfaction of their claims, pursuant to a separate order entered by the judge in the Chapter 11 Proceeding.
- The Company will receive three series of warrants to purchase shares of stock of VS Holdings equal in the aggregate to 20% of the equity of VS Holdings. Under the Series A Warrants, the Company will receive Warrants to purchase 256,410 shares of VS Holdings at a price of $8.66 per share. Under the Series B Warrants, the Company will receive Warrants to purchase 262,985 shares at a price of $9.89 per share. Under the Series C Warrants, the Company will receive Warrants to purchase 1,856,364 shares of VS Holdings at a price of $11.51 per share. The Warrants will have a 5-year term and will contain customary anti-dilution provisions and other customary protections.
- The Company will transfer and assign all of its assets subject to its liabilities to VS Holdings. Following this transfer, the Company's only remaining asset will be its 3% interest in VS Holdings. VS Holdings will perform all obligations of the Company which have been assigned to it, pursuant to the terms of the Chapter 11 Plan.
- VS Holdings will enter into a Registration Rights Agreement with the parties to the Lockup Agreement. The Registration Rights Agreement will provide for the filing of shelf registration statement by VS Holdings and certain other standard demand and piggy-back registration and transferability rights.
- The management employees of VS Holdings will be eligible to participate in a Management Option Plan under which the employees will receive the right to purchase common stock of the reorganized VS Holdings pursuant to the provisions of the Chapter 11 Plan.
- As required by and in furtherance of the Chapter 11 Plan, the Articles of Incorporation of VS Holdings will be amended. The amended Articles of VS Holdings will not provide for the issuance of non-voting stock.
- The board of directors of the reorganized VS Holdings will consist of seven directors, five of whom will be nominated by the Noteholder Committee and one of whom will be nominated by old equity holders. The remaining director will be the chief executive officer of VS Holdings.

The Chapter 11 Plan contemplates that, on its effective date, the Debtors will release, waive and discharge all claims and causes of action (collectively, "Claims") existing as of that date, and all Claims arising under Chapter 5 of the Bankruptcy Reform Act of 1978 and created by the filing of the Chapter 11 Proceeding (and pertaining to Claims existing as of the Petition Date) against
(1) the pre-petition senior secured lenders to the Company and their agents, attorneys, employees, officers and directors, and (2) the current and former officers and directors of the Debtors, only with respect to those Claims based upon acts and omissions of these persons in their capacity as officers and directors of the Debtors (other than with respect to Claims for employment or consulting contracts, the receipt of transfers from the Debtors in connection with acquisitions of subsidiaries, enterprises or material assets, or acts or omissions that constitute gross negligence, fraud or willful misconduct).

The Chapter 11 Plan and the Canadian Plan will become effective simultaneously when certain statutory periods have expired and the Company's DIP facility has been repaid. The Company anticipates the Chapter 11 Plan and the Canadian Plan will be effective by December 31, 2001.

As of November 13, 2001, there were 4,074 shares of Class A voting common stock of the Company issued and outstanding, and 158,853 shares of Class B non-voting common stock of the Company issued and outstanding. These outstanding shares will remain issued and outstanding following the effective date of the Chapter 11 Plan.

For financial information regarding the assets and liabilities of the Company, refer to the unaudited financial statements as of September 29, 2001, contained in this report and incorporated herein by reference. Upon emergence from the Chapter 11 Proceeding, the Company will adopt "fresh start" accounting, under which the Company will restate all assets and liabilities at their respective fair values based upon the terms of the Chapter 11 Plan. The Company has not yet determined the impact of fresh start accounting on the historical consolidated financial statements.

All documents filed with or entered by the court are available for inspection at the office of the Clerk of the Bankruptcy Court, Clerk of Court, Intake Section, United States Bankruptcy Court, 211 W. Fort Street, 21st Floor, Detroit, Michigan 48226.

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

(b)      None.

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


                           TALON AUTOMOTIVE GROUP, INC.


                           By:   /s/ David J. Woodward
                                 ----------------------------
                                 David J. Woodward
                                 Vice President of Finance, Chief Financial
                                 Officer and Treasurer

                                 Date:  November 19, 2001

                                 EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

2.1           Debtor's Joint Combined Second Amended Plan of Reorganization and
              Second Amended Disclosure Statement, Dated August 13, 2001

2.2           Order (I) granting final approval to Debtors' Joint Second Amended
              Disclosure Statement; and (II) confirming Debtors' Joint Second
              Amended Plan of Reorganization, dated August 15, 2001.

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

3.13 Agreement and Plan of Share Exchange dated as of April 28, 1998 by and between the Company and Veltri Holdings USA, Inc. (incorporated by reference to Exhibit 3.13 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

4 Indenture dated as of April 28, 1998 by and among the Company, as Issuer, VS Holdings, Inc., Veltri Holdings USA, Inc. and Veltri Metal Products Co., as Guarantors, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

4.1 Form of 9 5/8% Senior Subordinated Note Due 2008, Series B (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))

4.2 Form of Guarantee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on June 9, 1998 (Commission File No. 333-56461))


10.1 Commitment Letter and term sheet dated November 13, 2001, from Comerica Bank, for post-reorganization financing (included in Exhibit 2.2 filed herewith)